Form 10QSB
period 2007-06-30
Jomar Specialties, Inc.
filed 2007-08-08
CIK 1382112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-139008

JOMAR SPECIALTIES, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	59-2318378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

3129 Tyrone Boulevard St. Petersburg, Florida 33710
(Address of Principal Executive Offices)

727-381-2658
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes            No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes             No     X

The number of shares outstanding of each of the issuer’s classes of common equity as of June 30, 2007, are as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.01 par value	1,508,000

Transitional Small Business Disclosure Format (check one): Yes ____         No   X

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Jomar Specialties, Inc.:

We have reviewed the accompanying balance sheet of Jomar Specialties, Inc. as of June 30, 2007 and the related statements of operations, and cash flows for the six months ended June 30, 2007 and 2006. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

August 6, 2007

Jomar Specialties, Inc.

Balance Sheet

As of June 30, 2007

(UNAUDITED)

ASSETS
Current Assets
Checking - Business	25,120.06
Accounts Receivable	12,355.37
Allowance for bad debts	(1,000.00)
Inventory	1,517.77
Total Current Assets	37,993.20
Fixed Assets
Depreciation Reserve	(118,087.33)
Equipment & Fixtures	121,103.58
Leasehold Improvements	3,500.00
Total Fixed Assets	6,516.25
Other Assets
Deposits	275.00
Total Other Assets	275.00
TOTAL ASSETS	44,784.45
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	1,970.00
Payroll Tax Payable	640.72
Stockholder Loan	11,194.15
Total Current Liabilities	13,804.87
Total Liabilities	13,804.87
Equity
Common Stock	227.00
Paid In Capital	63,070.65
Retained Earnings	(40,371.51)
Net Income	8,053.44
Total Equity	30,979.58
TOTAL LIABILITIES & EQUITY	44,784.45

See accompanying notes and accountant's report.

Jomar Specialties, Inc.

Statement of Operations

For the Six Months Ended June 30, 2007 and 2006

(UNAUDITED)

	Six months ended June 30
	2007	2006
Ordinary Income/Expense
Income
Sales	67,692.30	73,308.84
Total Income	67,692.30	73,308.84
Expense
Automobile Expense	1,671.39	2,087.51
Bank Service Charges	10.90	1.81
Contribution	155.00
Depreciation Expense	1,368.00	1,368.00
Dues and subscriptions	215.00	17.50
Executive Compensation	12,000.00	12,000.00
Freight	64.43	1,964.97
Insurance	576.30	459.00
Office expense	1,087.47	1,700.73
Other taxes	1,506.19	541.00
Payroll	14,193.03	25,470.33
Payroll taxes	1,176.53	2,502.20
Postage and Delivery	180.15	171.35
Professional Fees	6,739.00	1,470.00
Purchases	5,364.36	11,944.56
Rent	5,136.00	5,136.00
Repairs and maintenance	37.00	1,142.00
Shop expense	1,325.63	1,295.54
Subcontract	1,638.70	775.00
Subcontractor	1,278.99	1,569.93
Telephone	463.22	471.83
Travel & Entertainment	2,593.32	709.53
Utilities	1,858.25	2,221.40
Total Expense	60,638.86	75,020.19
Net Ordinary Income	7,053.44	(1,711.35)
Net Income	7,053.44	(1,711.35)
Net income (loss) per share- note E	$0.005	($0.005)

See accompanying notes and accountant's report.

Jomar Specialties, Inc.

Statement of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

(UNAUDITED)

	June 30	June 30
	2007	2006
Net Income	7,053.44	(1,711.35)
OPERATING ACTIVITIES
Depreciation Expense	1,368.00	1,368.00
Accounts Receivable	2,818.63	(3,046.68)
Inventory	(95.00)	382.65
Accounts Payable	(25,883.73)	(2,764.25)
Payroll Tax Payable	(846.27)	(317.69)
Stockholder Loan	4,691.82	5,628.08
Net cash provided by Operating Activities	(10,893.11)	(461.24)
FINANCING ACTIVITIES
Paid In Capital	17,136.00	17,136.00
Net cash provided by Financing Activities	17,136.00	17,136.00
Net cash increase for period	6,242.89	16,674.76
Cash at beginning of period	18,877.17	8,069.14
Cash at end of period	25,120.06	24,743.90

See accompanying notes and accountant's report.

Jomar Specialties, Inc.

Notes to Financial Statements

June 30, 2007

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

Jomar Specialties, Inc. (the Company), was incorporated on July 8, 1983.  The Company is in the business of providing specialty printing services to the commercial printing industry. Revenue is derived from printing services to other printing businesses.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes on these statements, the Company considers cash and cash equivalents to be defined as cash on hand and cash in banks with maturities of one year or less.

Fixed Assets

Property and equipment are stated at cost. Depreciation is provided using the straight-line and declining-balance methods over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires the corporation to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during reporting period.  Accordingly, actual results could differ from those estimates.

Revenue and Cost Recognition

Revenue is derived from printing services to other printing businesses. The Company provides these services and bills for them on a regular basis.  The Company recognizes its revenue when its services are completed and its customers are billed.

Costs, operating expenses and general and administrative costs are recognized as incurred.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts based upon a review of existing receivables. The Company's accounts receivable were due from various businesses; management considers these receivables fully collectible within 60 to 90 days, without any credit risk. These receivables are not collateralized.

Income Taxes

The Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company does not pay Federal or State corporate income taxes on its taxable income. Instead, the stockholders are individually liable for Federal income taxes on their respective share of the Company's taxable income. Other than the Rent expense and Executive Compensation adjustments described below, there are no significant differences between retained earnings or income for Federal income tax purposes and income reported by the Company on its financial statements.

On October 15, 2006 the Company rescinded its Subchapter S election, to be effective as of that date.

After that date, the Company files as a regular “C” corporation. See Note G below.

Jomar Specialties, Inc.

Notes to Financial Statements

June 30, 2007

(Continued)

Income Taxes

Due to a $29,967 net operating loss carryover, the Company has no income tax expense in 2007.

Rent expense and Shareholder capital contribution

The Company leases its facility from the principal shareholders at an annual rent of $10,272 per year, which the Company believes to be a fair rental rate based on market conditions.  The shareholders forgave rent of $5,136 in the six month periods June 30, 2006 and 2007.  These amounts have been treated as additional rent expense and capital contributions from the shareholders in each respective period.

Control Relationship

The Flad family currently owns a majority of the common shares outstanding and currently has the effective voting power to control the vote on substantially all significant matters without the approval of other shareholders.

Automobile Expense

The Company pays for automobile fuel for delivery and expenses these fuel charges as automobile expense.  There are no automobile expenses reimbursed to he shareholders.

NOTE C – SHAREHOLDER LOANS

Shareholder loans consist of amounts advanced to the Company to fund various working capital needs.  These amounts are non-interesting bearing and payable on demand.

NOTE D – EARNINGS (LOSS) PER COMMON SHARE

Earnings  per common share were calculated based on reported income divided by the 667,000 average shares (adjusted for the stock recapitalization described in Note E below) outstanding during the year.

NOTE E – ARTICLES OF INCORPORATION AMENDMENT AND STOCK SUBSCRIPTIONS

On July 8, 2006 the Company amended the Articles of Incorporation to increase the authorized capital stock from 100 shares of $1.00 par value to 75,000,000 shares of $.01 par value common stock.

On October 31, 2006 the Company approved and effected a 40:1 stock split.

Income per share amounts were computed using 320,000 and 1,508,000 average shares outstanding for June 30, 2006 and June 30, respectively, to adjust for the above amendment and stock split.

NOTE F – CONTRIBUTED NONCASH EXECUTIVE COMPENSATION

The Company financial statements include the fair value of the officers/principal shareholders value of their unpaid services during 2006 and 2007.  The amount of executive compensation for operation was recorded at $12,000 for the six month periods June 30, 2007 and 2006 and was based on reasonable estimates for a business this size and type.  The contributed capital was increased by $12,000 each period.

Jomar Specialties, Inc.

Notes to Financial Statements

June 30, 2007

(Continued)

NOTE G – S CORPORATION TERMINATION AND CONSTRUCTIVE DISTRIBUTION

On October 15, 2006 the Company rescinded its Subchapter S election, to be effective as of that date.  The Company reclassified undistributed losses of $25,567 as contributed capital.  This is reflected as a constructive distribution.

NOTE H – SEC REGISTRATION AND TRADING SYMBOL ASSIGNMENT

Pursuant to a registration statement filing with the Securities and Exchange Commission, Jomar Specialties, Inc. shares became registered with the Securities and Exchange Commission effective April, 24, 2007.  On June 12, 2007, Jomar Specialties, Inc. received their trading letter and was assigned a trading symbol, JOMR.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "Jomar" "we," "us," or "our" and the "Company" are references to the business of Jomar Specialties, Inc.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned "Management’s Discussion and Analysis or Plan of Operation." All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

We were incorporated on July 8, 1983 in the State of Florida and have remained domiciled in Florida.  While we do all subcontract specialty printing work nationwide, our office and plant is located in St. Petersburg, Florida.

We began to market our specialty printing services as well as retail printing services in Tampa Bay, Florida. Our services initially targeted small business users such as banks, financial institutions and professions such as attorneys and doctors. Within a few years we found that by providing specialty printing services such as foil stamping, embossing, numbering, scoring, die cutting and perforating we had a niche business that we could fulfill.  By concentrating in this niche we are able to avoid the cost of advertising due to the high number of clients that subcontract their work to us.

We provide commercial printers with professional specialty custom printing services. The printing services we provide include:

•

Foil Stamping

•

Embossing

•

Numbering

•

Scoring

•

Die Cutting

•

Perforation

•

Custom printing requests

Our commercial printing for commercial customers represents 100% of our business.  Previously our printing services were offered to the retail market for products such as thermography (raised lettering); however, we did not find this segment to be as profitable as our specialty printing.  Accordingly, our retail products were discontinued over ten (10) years ago.

Sources of Revenue

Our source for revenue is commercial customers representing 100% of our business.  All of our work is performed on a subcontract basis.

Economic and Industry Wide Factors Relevant to our Company

We do not foresee any particular economic or industry factors that may have an immediate economic impact on our business.  Unemployment is low and the demand for skilled personnel of the type we place we consider to be steady to strong.  There has been a shift in the industry over the last three (3) years to have some skilled positions transferred overseas however this has not had an impact on our business due to the stable relationships we enjoy with our clients.

Opportunity for Growth

Our objective is to be a leading provider of specialty services printing in the commercial arena.  Two key elements of our strategy are as follows:

•

Our Mission is to Become a "National Specialty Printing Provider"

Based on our track record and reputation through our current clients, management sees significant opportunities to grow revenues from existing clients by capitalizing on our first entry advantage, the relatively high cost of switching to other vendors, and through winning follow-on contracts for subsequent printing.

•

Lead Industry Change Through Subcontracting to Accelerate Profitable Growth

We plan to establish more subcontracting with existing commercial printers in the industry. In the short term, we plan to acquire agreements with companies with relatively high market share and volume within major cities. In this way, we expect to capitalize on the benefits from synergy, to accelerate our growth, and to expand our geographic reach while consolidating our leadership in our core business area.

Material Risks, Trends and Uncertainties Affecting our Business

The revenue growth and profitability of our business depend on the overall market demand for specialty printing.  Our services in this sector are considerably mature.  However, if we fail to quickly expand our market share, our financial status could be adversely affected.

We rely on non-disclosure agreements and other confidentiality procedures and contractual provisions to protect our business model.  It may be possible for unauthorized third parties to copy our business model or otherwise obtain and use information that we regard as proprietary.  Further, third parties could challenge the scope or enforceability of our proprietary claim to our business model.

Operating Results for Six Months Ended June 30, 2007 Compared To June 30, 2006 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Jomar Specialties, Inc.

Statement of Operations

For the Six Months Ended June 30, 2007 and 2006

UNAUDITED

	Six months ended June 30
	2007	2006
Ordinary Income/Expense
Income
Sales	67,692	73,309
Total Income	67,692	73,309
Expense
Automobile Expense	1,671	2,087
Bank Service Charges	11	2
Contribution	155
Depreciation Expense	1,368	1,368
Dues and subscriptions	215	17
Executive Compensation	12,000	12,000
Freight	64	1,965
Insurance	576	459
Office expense	1,087	1,7001
Other taxes	1,506	541
Payroll	14,193	25,470
Payroll taxes	1,177	2,502
Postage and Delivery	180	171
Professional Fees	6,739	1,470
Purchases	5,364	11,945
Rent	5,136	5,136
Repairs and maintenance	37	1,142
Shop expense	1,326	1,296
Subcontract	1,639	775
Subcontractor	1,279	1,570
Telephone	463	472
Travel & Entertainment	2,593	710
Utilities	1,858	2,221
Total Expense	60,639	75,020
Net Ordinary Income	7,053	(1,711)
Net Income	7,053	(1,711)

Net income (loss) per share- note E	$0.005	($0.005)

Revenues. For the six months ended June 30, 2007, revenues were $67,692, compared to $73,309 for the six months ended June 30, 2006. The decrease in revenues of $5,617 or eight percent (8%) is largely due to the Company’s change in management since 2005. Current management is still in the process of trying to raise additional capital and more time has been spent on the completion of the registration statement and the listing of the company on the Over-the-Counter-Bulletin-Board (“OTCBB”).  The company received is trading symbol of JOMR in June of 2007.

Cost of Revenues. Cost of Revenues decreased to $60,639 for the six months ended June 30, 2007 from $75,020 for the six months June 30, 2006. The decrease in cost of revenues of $14,381, is largely due to our company-wide tighter control on expenditures during the period. As a percentage of revenues, our cost of revenue was 90% for the six months ended June 30, 2007. During the second quarter of 2007, our Company acquired requests for higher value printing jobs. The cost for such printing jobs is higher in value with no more costs, and therefore, led to a decrease in the Cost of Revenues.

Gross Profit. For the six months ended June 30, 2007 and 2006, our gross profit was $7,053 and ($1,711) respectively, an increase of $8,765. Gross profit as a percentage of revenues was 10% for the six months ended June 30, 2007. The increase in gross profit is due to the lower costs for our projects even though we had a decrease in our gross revenue.

Income before Taxes. Income before taxes for the six months ended June 30, 2007 was $7,053.  Income before taxes as a percentage of revenues was 10% for the six months ended June 30, 2007.

Provision for Income Taxes.  No provision for income taxes was made in the six months ended June 30, 2007.

Net Income. As a result of the factors described above, net income increased from ($1,711) for the six months ended June 30, 2006 to $7,053 for the same period in 2007.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $37,475.43.

We believe that our currently available working capital and the continued reduction in expenses should be adequate to sustain our operations at our current levels through at least the next twelve months.

Cash Flow for Six Months ended June 30, 2007 compared to June 30, 2006 (Unaudited)

The following table provides the statements of net cash flows for the periods presented in this filing:

Jomar Specialties, Inc.

Statement of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

UNAUDITED

	June 30	June 30
	2007	2006
Net Income	7,053.44	(1,711.35)
OPERATING ACTIVITIES
Depreciation Expense	1,368.00	1,368.00
Accounts Receivable	2,818.63	(3,046.68)
Inventory	(95.00)	382.65
Accounts Payable	(25,883.73)	(2,764.25)
Payroll Tax Payable	(846.27)	(317.69)
Stockholder Loan	4,691.82	5,628.08
Net cash provided by Operating Activities	(10,893.11)	(461.24)
FINANCING ACTIVITIES
Paid In Capital	17,136.00	17,136.00
Net cash provided by Financing Activities	17,136.00	17,136.00
Net cash increase for period	6,242.89	16,674.76
Cash at beginning of period	18,877.17	8,069.14
Cash at end of period	25,120.06	24,743.90

Operating Activities.  For the six months ended June 30, 2007 and 2006, our operating activities provided ($10,893) and ($461), respectively. Cash used in the six month period ended June 30, 2007 was mainly due to the increase in Accounts Payable and in the same period in 2006 our net loss and accounts payable and decrease in accounts receivable were the primary cause of our negative position at June 30, 2006.

Financing Activities. Net cash provided by financing activities in the six month periods ended June 30, 2007 and 2006 totaled $17,136 and $17,136, respectively. The increase in the cash provided by financing activities was mainly attributable to cash provided by paid in capital.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. We do not anticipate a change in the patterns due to seasonality at this time.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalty associated with any unrecognized tax benefits nor was any interest expense recognized during the period.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Management Consideration of Alternative Business Strategies

Management has been seeking additional financing through investment banks, private sources and venture capitalists.  As of the date of the filing of this report the Company has been unable to obtain any additional financing on terms that would be acceptable to the company.  In order to continue to protect and increase shareholder value management believes that it should consider alternative management strategies to generate funding for the company or additional revenues.  Strategies being discussed include the sale of some of the older assets of the company; acquisitions; roll-ups; strategic alliances; joint ventures on large projects; and mergers.

Management will only consider these options where the result would be to increase shareholder value while continuing the viability of the company.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was carried out, under the supervision and with the participation of our management, including Joseph Flad, Jr., our President, Chief Executive Officer, and Mary Flad our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB.   Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, Mr. Flad, Jr. and Mrs. Flad concluded that, as of June 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the six-month period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

**  remainder of this page intentionally left blank **

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2.        UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as specified below, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

Set forth below is information regarding the issuance and sales of Jomar Specialties, Inc.'s common stock without registration under the Securities Act of 1933during the last three years. No sales involved the use of an underwriter and no underwriter discounts or commissions were paid in connection with the sale of any securities.

During the third quarter of 2006 the following forty-nine (49) individuals were issued from authorized stock for additional paid-in capital. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering and Rule 504 of the Rules and Regulations of the Securities Act of 1933. There was no distribution of a prospectus, private placement memorandum, or business plan to the public. Shares were sold to personal business acquaintances of the President, Joseph P. Flad, Jr. Each individual is considered educated and informed concerning small investments, such as the $3.00 investment in our Company.

All of the shares listed below have been registered in the registration statement filed by the company and declared effective by the Securities and Exchange Commission.

**  remainder of this page intentionally left blank **

Name of Stockholder	Shares Received	Date of Purchase	Consideration
Thomas J. Flad	12,000	August 28, 2006	$3.00 Check
Philip J. Flad, Jr.	12,000	September 6, 2006	$3.00 Check
Delpha Hacker Flad	12,000	September 7, 2006	$3.00 Check
Marilyn Flad	12,000	August 30, 2006	$3.00 Check
Joseph P. Flad, IV	12,000	August 28, 2006	$3.00 Check
Joanna F. Gable	12,000	August 28, 2006	$3.00 Check
Dan Abbott	12,000	August 28, 2006	$3.00 Check
Carol W. Stiteler	12,000	September 5, 2006	$3.00 Check
Florence Wickersham	12,000	September 5, 2006	$3.00 Check
Aida H. Abernathy	12,000	August 30, 2006	$3.00 Check
Aida H. Abernathy, in Trust for Patrick Abernathy	12,000	September 5, 2006	$3.00 Check
Darlene Shuman	12,000	September 9, 2006	$3.00 Check
Gerald T. Nixon	12,000	September 10, 2006	$3.00 Check
Jason Jester	12,000	September 15, 2006	$3.00 Check
Mary K. Schmeig-Jester	12,000	September 15, 2006	$3.00 Check
Sandra M. Fulford	12,000	September 17, 2006	$3.00 Check
Richard Ferris	12,000	September 18, 2006	$3.00 Check
Janna Nixon	12,000	September 10, 2006	$3.00 Check
Leonard Abernathy	12,000	September 18, 2006	$3.00 Check
Tim S. Fulford	12,000	September 17, 2006	$3.00 Check
Michelle Harding	12,000	September 15, 2006	$3.00 Check
William Harding	12,000	September 15, 2006	$3.00 Check
Stephen North	12,000	September 18, 2006	$3.00 Check
Lisa A. North	12,000	September 20, 2006	$3.00 Check
Jared S. Sanders	12,000	September 19, 2006	$3.00 Check
Kimberly N. Abernathy	12,000	September 22, 2006	$3.00 Check
Mary Catherine A. Schmeig	12,000	September 18, 2006	$3.00 Check
Harry J. Stiteler	12,000	September 15, 2006	$3.00 Check
Heather M. Trachsel	12,000	August 20, 2006	$3.00 Check
Patricia G. Trachsel	12,000	August 29, 2006	$3.00 Check
Debra Gable	12,000	August 31, 2006	$3.00 Check
Mark A. Gable	12,000	September 5, 2006	$3.00 Check
Chester Glenn	12,000	August 31, 2006	$3.00 Check
Petie P. Maguire	12,000	August 30, 2006	$3.00 Check
John P. Maguire	12,000	September 1, 2006	$3.00 Check
Lydia Jane Edwards	12,000	August 30, 2006	$3.00 Check
N.J. Abernathy	12,000	August 31, 2006	$3.00 Check
Mary E. Abernathy	12,000	August 31, 2006	$3.00 Check
Donald Gardner	12,000	September 1, 2006	$3.00 Check
Roy. C. Luers	12,000	August 29, 2006	$3.00 Check
Helen E. Lichard	12,000	August 29, 2006	$3.00 Check
John Piazza	12,000	August 24, 2006	$3.00 Check
Sherrie J. Long	12,000	August 24, 2006	$3.00 Check
Scott Bills	12,000	August 27, 2006	$3.00 Check
Harry J. Forsythe	12,000	August 29, 2006	$3.00 Check
Patricia A. Forsythe	12,000	August 29, 2006	$3.00 Check
Joseph P. Flad, III	12,000	August 28, 2006	$3.00 Check
Ted B. Thompson	12,000	August 28, 2006	$3.00 Check
Lisa Abernathy	12,000	August 28, 2006	$3.00 Check

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the six month period ending June 30, 2007 that was not reported in a current report on Form 8-K.

ITEM 5.        OTHER INFORMATION

Committees

We currently do not have standing audit, nominating or compensation committees.  Currently, our entire Board of Directors is responsible for the functions that would otherwise be handled by these committees.  We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the Board of Directors.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  The nominating committee would be responsible for nomination of new director candidates and will be responsible for implementing our corporate governance policies and procedures.  The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Our Board of Directors has not made a determination as to whether any member of our board is an audit committee financial expert.  Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 6.         EXHIBITS

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOMAR SPECIALTIES, INC.

Dated: August 8, 2007	/s/Joseph P. Flad, Jr.
Joseph P. Flad, Jr.
Chief Executive Officer

Dated: August 8, 2007	/s/Mary E. Flad
Mary E. Flad
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.