Form 10QSB
period 2007-09-30
Jomar Specialties, Inc.
filed 2007-11-07
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     X       No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes             No     X

The number of shares outstanding of each of the issuer’s classes of common equity as of September 30, 2007, are as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.01 par value	1,508,000

Transitional Small Business Disclosure Format (check one): Yes ____         No   X

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion And Analysis Or Plan Of Operation

Item 3.  Controls And Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Shares Of Equity Securities And Use Of Proceeds

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Exhibit Index

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Jomar Specialties, Inc.:

We have reviewed the accompanying balance sheet of Jomar Specialties, Inc. as of September 30, 2007 and the related statements of operations, and cash flows for the nine months ended September 30, 2007. These financial statements are the responsibility of the company’s management.

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

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida
November 5, 2007

Quick Link to Table of Contents

Jomar Specialties, Inc.

Balance Sheet

As of September 30, 2007

(UNAUDITED)

ASSETS
Current Assets
Checking - Business	$33,870.55
Accounts Receivable	11,631.14
Allowance for bad debts	-1,000.00
Inventory	1,632.77
Total Current Assets	46,134.46
Fixed Assets
Equipment & Fixtures	144,952.46
Accumulated Depreciation	-139,120.21
Total Fixed Assets	5,832.25
Other Assets
Deposits	275.00
Total Other Assets	275.00
TOTAL ASSETS	$52,241.71
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$2,467.42
Payroll Tax Payable	417.38
Stockholder Loan	8,196.79
Total Current Liabilities	11,081.59

Total Liabilities	11,081.59
Equity
Common Stock, $.01 par value, 75,000,000 shares	227.00
authorized, 1,508,000 shares issued & outstanding
Paid In Capital	71,638.65
Retained Earnings	-40,371.51
Net Income	9,665.98
Total Equity	41,160.12
TOTAL LIABILITIES & EQUITY	$52,241.71

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Jomar Specialties, Inc.

Statement of Operations

For the Nine Months Ended September 30, 2007 and 2006

(UNAUDITED)

	Nine months ended September 30,
	2007	2006
Ordinary Income/Expense
Income
Sales	98,230.57	109,701.35
Total Income	98,230.57	109,701.35
Expense
Advertising	100.00	0.00
Automobile Expense	2,529.31	3,515.51
Bank Service Charges	18.90	40.81
Depreciation Expense	2,052.00	2,052.00
Dues and subscriptions	590.00	192.50
Executive Compensation	18,000.00	18,000.00
Freight	64.43	2,021.28
Insurance	768.40	2,894.10
Miscellaneous	305.00	55.74
Office expense	2,166.01	2,006.73
Other taxes	1,607.19	685.75
Payroll	19,894.55	39,934.33
Payroll taxes	1,663.14	3,303.77
Postage and Delivery	201.52	171.35
Professional Fees	8,854.00	11,930.00
Purchases	4,738.57	16,580.01
Rent	7,704.00	7,704.00
Repairs and maintenance	1,437.00	1,417.18
Shop expense	2,277.23	2,739.97
Subcontract	3,916.37	3,871.13
Supplies	1,347.49	378.64
Telephone	951.93	853.92
Travel & Ent	3,497.21	1,521.89
Utilities	3,880.34	4,668.78
Total Expense	88,564.59	126,539.39
Net Ordinary Income	9,665.98	-16,838.04
Net Income	9,665.98	-16,838.04
Net income (loss) per share- note D	$0.01	-$0.03

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Jomar Specialties, Inc.

Statement of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(UNAUDITED)

	Nine months ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net Income	$9,665.98	-$16,838.04
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	2,052.00	2,052.00
Accounts Receivable	3,542.86	-4,092.45
Inventory	-210.00	-120.00
Accounts Payable	-26,386.31	-271.22
Payroll Tax Payable	-1,069.61	-530.98
Net cash provided by Operating Activities	-12,405.08	-19,800.69
FINANCING ACTIVITIES
Common Stock sales	0	147
Paid In Capital	25,704.00	25,704.00
Stockholder loan	1,694.46	-623.33
Net cash provided by Financing Activities	27,398.46	25,227.67
Net cash increase for period	14,993.38	5,426.98
Cash at beginning of period	18,877.17	8,069.14
Cash at end of period	$33,870.55	$13,496.12

 See accompanying notes and accountant's report.

Quick Link to Table of Contents

Jomar Specialties, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

Jomar Specialties, Inc. (the Company), was incorporated on July 8, 1983.  The Company is in the business of providing specialty printing services to the commercial printing industry. Revenue is derived from printing services to other printing businesses.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes on these statements, the Company considers cash and cash equivalents to be defined as cash on hand and cash in banks with maturities of three months or less.

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

Income Taxes

Due to a $29,967 net operating loss carryover, the Company has no income tax expense or provision for income tax in 2007.

Quick Link to Table of Contents

Jomar Specialties, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

(continued)

Rent expense and Shareholder capital contribution

The Company leases its facility from the principal shareholders at an annual rent of $10,272 per year, which the Company believes to be a fair rental rate based on market conditions.  The shareholders forgave rent of $7,704 in the nine month periods September 30, 2006 and 2007.  These amounts have been treated as additional rent expense and capital contributions from the shareholders in each respective period.

Control Relationship

The Flad family currently owns a majority of the common shares outstanding and currently has the effective voting power to control the vote on substantially all significant matters without the approval of other shareholders.

Automobile Expense

The Company pays for automobile fuel for delivery and expenses these fuel charges as automobile expense.  There are no automobile expenses reimbursed to the shareholders.

NOTE C – SHAREHOLDER LOANS

Shareholder loans consist of amounts advanced to the Company to fund various working capital needs.  These amounts are non-interesting bearing and payable on demand.

NOTE D – EARNINGS (LOSS) PER COMMON SHARE

Earnings per share amounts were computed using 535,000 and 1,508,000 average shares outstanding for September 30, 2006 and September 30, 2007 respectively.

NOTE E- CONTRIBUTED NONCASH EXECUTIVE COMPENSATION

The Company financial statements include the fair value of the officers/principal shareholders value of their unpaid services during 2006 and 2007.  The amount of executive compensation for operation was recorded at $18,000 for the nine month periods September 30, 2007 and 2006 and was based on reasonable estimates for a business this size and type.  The contributed capital was increased by $18,000 each period.

NOTE F- SEC REGISTRATION AND TRADING SYMBOL ASSIGNMENT

Pursuant to a registration statement filing with the Securities and Exchange Commission, Jomar Specialties, Inc. shares became registered with the Securities and Exchange Commission effective April, 24, 2007.  On June 12, 2007 Jomar Specialties, Inc. received their trading letter and was assigned a trading symbol, JOMR.

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

•

Alternative Business Strategy

Since our Registration Statement has been declared effective, the Company has actively been seeking capital from Investment Banks and Private and Venture Capitalists.  As of the date of the filing of this report, the Company has not been able to secure additional capital on terms favorable to the Company and its stockholders.  The Officers and Directors have determined that it must consider alternative methods of maintaining and increasing company revenues as well as shareholder value.  They have determined that such strategies as the sale of some of the Company’s older assets, acquisitions, roll-ups, strategic alliances, joint ventures, or mergers should be considered as a part of a prudent business plan for the future.  The Company has begun considering these latter approaches as all efforts at seeking capital have been unsuccessful.  The Officers and Directors believe they are responsible for maintaining the Company operations as well as increasing shareholder value and unanimously agreed to retain a securities firm to actively seek appropriate candidates for a merger, acquisition or other business combination that would increase shareholder value.  On October 4, 2007, the Company retained Spartan Securities Group, Ltd.

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

Quick Link to Table of Contents

Operating Results for Nine months Ended September 30, 2007 Compared To September 30, 2006 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Jomar Specialties, Inc.

Statement of Operations

For the Nine Months Ended September 30, 2007 and 2006

UNAUDITED

	Nine months ended September 30,			Percent
	2007	2006	Change	Change
Ordinary Income/Expense
Income
Sales	98,230.57	109,701.35	(11,470.78)	(10.46)%
Total Income	98,230.57	109,701.35	(11,470.78)	(10.46)%
Expense
Advertising	100.00	0.00	100.00	100.00%
Automobile Expense	2,529.31	3,515.51	(986.20)	(28.05)%
Bank Service Charges	18.90	40.81	(21.91)	(53.69)%
Depreciation Expense	2,052.00	2,052.00	0.00	0.00%
Dues and subscriptions	590.00	192.50	397.50	206.49%
Executive Compensation	18,000.00	18,000.00	0.00	0.00%
Freight	64.43	2,021.28	(1,956.85)	(96.81)%
Insurance	768.40	2,894.10	(2,125.70)	(73.45)%
Miscellaneous	305.00	55.74	249.26	447.18%
Office expense	2,166.01	2,006.73	159.28	7.94%
Other taxes	1,607.19	685.75	921.44	134.37%
Payroll	19,894.55	39,934.33	(20,039.78)	(50.18)%
Payroll taxes	1,663.14	3,303.77	(1,640.63)	(49.66)%
Postage and Delivery	201.52	171.35	30.17	17.61%
Professional Fees	8,854.00	11,930.00	(3,076.00)	(25.78)%
Purchases	4,738.57	16,580.01	(11,841.44)	(71.42)%
Rent	7,704.00	7,704.00	0.00	0.00%
Repairs and maintenance	1,437.00	1,417.18	19.82	1.40%
Shop expense	2,277.23	2,739.97	(462.74)	(16.89)%
Subcontract	3,916.37	3,871.13	45.24	1.17%
Supplies	1,347.49	378.64	968.85	255.88%
Telephone	951.93	853.92	98.01	11.48%
Travel & Ent	3,497.21	1,521.89	1,975.32	129.79%
Utilities	3,880.34	4,668.78	(788.44)	(16.89)%
Total Expense	88,564.59	126,539.39	(37,974.80)	(30.01)%
Net Ordinary Income	9,665.98	(16,838.04)	26,504.02	(157.41)%
Net Income	9,665.98	(16,838.04)	26,504.02	(157.41)%
Net income (loss) per share- note D	$0.01	($0.03)	0.04	(120.37)%

Revenues. For the nine months ended September 30, 2007, revenues were $98,231, compared to $109,701 for the nine months ended September 30, 2006. The decrease in revenues of $11,471 or ten percent (10%) is largely due to the Company’s change in management since 2005. Current management is still in the process of trying to raise additional capital and more time was spent on the completion of the registration statement and the listing of the company on the Over-the-Counter-Bulletin-Board (“OTCBB”).  The company received is trading symbol of JOMR in June of 2007.

Cost of Revenues. Cost of Revenues decreased to $88,565 for the nine months ended September 30, 2007 from $126,539 for the nine months September 30, 2006. The decrease in cost of revenues of $37,975, is largely due to our company-wide tighter

Quick Link to Table of Contents

control on expenditures during the period. As a percentage of revenues, our cost of revenue was 90% for the nine months ended September 30, 2007, a decrease from 115% for the nine months ended September 30, 2006.

Gross Profit. For the nine months ended September 30, 2007 and 2006, our gross profit was $9,666 and ($16,838) respectively, an increase of $26,504. Gross profit as a percentage of revenues was 10% for the nine months ended September 30, 2007. The increase in gross profit is due to the lower costs for our projects even though we had a decrease in our gross revenue.

Income before Taxes. Income before taxes for the nine months ended September 30, 2007 was $9,666.  Income before taxes as a percentage of revenues was 10% for the nine months ended September 30, 2007.

Provision for Income Taxes.  No provision for income taxes was made in the nine months ended September 30, 2007.

Net Income. As a result of the factors described above, net income increased from ($16,838) for the nine months ended September 30, 2006 to $9,666 for the same period in 2007.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $33,870.

We believe that our currently available working capital and the continued reduction in expenses should be adequate to sustain our operations at our current levels through at least the next twelve months.

Cash Flow for Nine months ended September 30, 2007 compared to September 30, 2006 (Unaudited)

The following table provides the statements of net cash flows for the periods presented in this filing:

Jomar Specialties, Inc.

Statement of Cash Flows

For the Nine months Ended September 30, 2007 and 2006

UNAUDITED

	Nine months ended September 30,			Percent
	2007	2006	Change	Change
OPERATING ACTIVITIES
Net Income	$9,665.98	($16,838.04)	$26,504.02	157.41%
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	2,052.00	2,052.00	0.00	0.00%
Accounts Receivable	3,542.86	(4,092.45)	7,635.31	186.57%
Inventory	(210.00)	(120.00)	(90.00)	(75.00)%
Accounts Payable	(26,386.31)	(271.22)	(26,115.09)	(9,628.75)%
Payroll Tax Payable	(1,069.61)	(530.98)	(538.63)	(101.44)%
Net cash provided by Operating Activities	(12,405.08)	(19,800.69)	7,395.61	37.35%
FINANCING ACTIVITIES
Common Stock sales	0	147	(147.00)	(100.00)%
Paid In Capital	25,704.00	25,704.00	0.00	0.00%
Stockholder loan	1,694.46	(623.33)	2,317.79	371.84%
Net cash provided by Financing Activities	27,398.46	25,227.67	2,170.79	8.60%
Net cash increase for period	14,993.38	5,426.98	9,566.40	176.27%
Cash at beginning of period	18,877.17	8,069.14	10,808.03	133.94%
Cash at end of period	$33,870.55	$13,496.12	$20,374.43	150.97%

Quick Link to Table of Contents

Operating Activities.  For the nine months ended September 30, 2007 and 2006, our operating activities provided ($12,406) and ($19,801), respectively. Cash used in the nine month period ended September 30, 2007 was mainly due to the increase in Accounts Payable and in the same period in 2006 our net loss and accounts payable and decrease in accounts receivable were the primary cause of our negative position at September 30, 2006.

Investing Activities.  For the nine month periods ended September 30, 2007 and 2006, we had investing activities that provided $2,052 due to our depreciation reserve.

Financing Activities.  Net cash provided by financing activities in the six month periods ended September 30, 2007 and 2006 totaled $27,398 and $25,228, respectively. The increase in the cash provided by financing activities was mainly attributable to cash provided by stockholder loans.

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

Quick Link to Table of Contents

ITEM 3.

CONTROLS AND PROCEDURES

An evaluation was carried out, under the supervision and with the participation of our management, including Joseph Flad, Jr., our President, Chief Executive Officer, and Mary Flad our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB.   Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, Mr. Flad, Jr. and Mrs. Flad concluded that, as of September 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the six-month period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

**  remainder of this page intentionally left blank **

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

 ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the six month period ending September 30, 2007 that were not reported in a current report on Form 8-K.

ITEM 5

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

ITEM 6

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

JOMAR SPECIALTIES, INC.

Dated: November 6, 2007	/s/ JOSEPH P. FLAD, JR.
Joseph P. Flad, Jr.
Chief Executive Officer

Dated: November 6, 2007	/s/ MARY E. FLAD
Mary E. Flad
Chief Financial Officer

Quick Link to Table of Contents

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