Form 10-K
period 2007-12-31
Jomar Specialties, Inc.
filed 2008-03-31
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-141022

JOMAR SPECIALTIES, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	59-2318378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

3129 Tyrone Blvd., St. Petersburg, Florida 33710
(Address of Principal Executive Offices)
(727) 381-2658
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.

Yes G    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                  Yes G    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes G    No ☒

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes G    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer G	Accelerated filer G
Non-accelerated filer G	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes G    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the OTCBB on December 28, 2007 was N/A.

i

Quick Links:  Table of Contents,   Financial Statements

The number of shares outstanding of each of the issuer’s classes of common equity as of December 28, 2007 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.01 par value	1,508,000

ii

Quick Links:  Table of Contents,   Financial Statements

TABLE OF CONTENTS

Part I

Item 1—Business

Item 1A—Risk Factors

Item 2—Properties

Item 3—Legal Proceedings

Item 4—Submission Of Matters To A Vote Of Security Holders

Part II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6—Selected Financial Data

Item 7—Management’s Discussion And Analysis Or Plan Of Operation

Item 8—Financial Statements and Supplementary Data

Item 9—Changes and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A(T) —Controls And Procedures

Item 9B—Other Information

Part III

Item 10—Directors, Executive Officers and Corporate Governance

Item 11—Executive compensation

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stock holder matters

Item 13—Certain Relationships and Related Transactions, and Director Independence

Item 14—Principal Accounting Fees and Services

Part IV

Item 15—Exhibits, Financial Statement Schedules

Signatures

Financial Statements

Exhibit Index

iii

Quick Links:  Table of Contents,   Financial Statements

PART I

ITEM 1—BUSINESS

Business Development Since Inception

We were incorporated in the State of Florida on July 8, 1983 and established a fiscal year end of December 31.  We do not have any subsidiaries, related or affiliated companies or joint venture partners.

 We put $100.00 in initial seed capital in the company after our incorporation on July 8, 1983 in order to begin operations and implement our business plan.  We began to market our specialty printing services as well as retail printing services in Tampa Bay, Florida. Our services initially targeted small business users such as banks, financial institutions and professions such as attorneys and doctors. Within a few years we found that by providing specialty printing services such as foil stamping, embossing, numbering, scoring, die cutting and perforating we had a niche business that we could fulfill.  By concentrating in this niche we were able to avoid the cost of advertising due to the high number of clients that subcontracted their work to us.  We have continued this practice to the present.

The equipment we purchased in the beginning allowed us to concentrate our efforts in this specialty area.  We still have the following equipment that we use and maintain in-house:

•

12 x 18 Kluge Press

•

10 x 15 Kluge Press

•

12 x 18 Kluge Press

•

10 x 15 Kluge Stamping Press

•

12 x 18 Kluge Stamping Press

•

12 x 18 Kluge Stamping Press

•

10 x 15 Kluge Press

•

10 x 15 Kluge Press

•

12 x 18 Kluge Press

•

12 x 18 Kluge Press

•

21 x 21 Miehle Horizontal Press

•

One (1) Dick Moll Folder/Gluer

•

10 x 15 C & P Chandler Price Press

•

One (1) Hammond Glider Metal Saw

•

34 ½ Craftsman Cutter

•

Basic Challenge Paper Drill

•

30” Cutter

•

15” Band Saw

•

T-45 Pallet Jack

We discontinued advertising in the late 1980’s as referral business was sufficient to keep us operating at a sustainable level.  We have undergone ownership changes during the last six (6) years. The business was sold to the son-in-law and daughter of Joseph and Mary Flad in April of 2000.  Due to the inability of the son-in-law and daughter to keep the business running at full capacity and remaining profitable, Joseph and Mary Flad repurchased the stock in the corporation on March 19, 2005 and have begun to return the company to its former sustainable capacity. With their extensive printing experience our Officers and Directors believe that by raising capital they can purchase new equipment that will allow the company to accept more work that has been declined in the past due to the inability of the previous owners to produce work in a timely manner.  New equipment and additional employees lead the company to believe that it can expand and become more profitable by utilizing newer equipment to produce more output in a shorter period of time utilizing less employees and materials.

Quick Links:  Table of Contents,   Financial Statements

Our Business

(1) Principal Products or Services and Their Markets

We provide commercial printers with professional specialty custom printing services. The printing services we provide include:

•

Foil Stamping

•

Embossing

•

Numbering

•

Scoring

•

Die Cutting

•

Perforation

•

Custom printing requests

Our commercial printing for commercial customers represents 100% of our business.  Previously our printing services were offered to the retail market for products such a thermography (raised lettering); however, we did not find this segment to be as profitable as our specialty printing.  Accordingly, our retail products were discontinued over ten (10) years ago.  .

 (2) Status of Any Publicly Announced New Product or Service.

We have not developed any new or unique products or services that would make us stand above our competition. Our product offerings have been typical middle of the road services to commercial printers on a subcontract basis. We have chosen to refine the services that fall within our capability. While the Internet has provided a new tool for advertising and customer interface, there has been no significant change in services we provide. We will be utilizing the Internet as a mainstay of our future advertising and support for our sales representatives.

(3) Sources and Availability of Raw Materials

We provide products and services and, as a result, we have to maintain relationships with our raw materials suppliers. We will not necessarily have any concern with raw materials and the dependence on any specific suppliers. Our only potential dependence will be on sales personnel. The availability of sales personnel with the education and experience we need does not seem to be critical at this time. As a result of the downturn in the economy and recent layoffs from various firms, the quality of the pool from which we draw our workforce is quite good. The relationships we have developed with other printing firms and suppliers have resulted in the ability for us to have a large pool from which to choose our subcontractors. Over the years we have experienced paper and ink shortages at times that have caused increases in our prices on a short-term basis. Additionally, we have experienced changes due to the changes in the types of inks used in offset printing. Inks changed from petroleum based to soy-based and we found ourselves facing the challenges of all printers in retooling our equipment to accommodate the new inks.

At this time we do not see a critical dependence on any supplier(s) that could adversely affect our operations.  We have several large suppliers of our materials located from Florida to New Jersey that can supply our materials to us on a next day basis.

(4) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we do not own or have any domain names, patents, trademarks, licenses (other than the usual business license), franchises, concessions, royalty agreements or labor contracts. However, in the future, our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guarantee that:

(a)

these agreements will not be breached;

(b)

we would have adequate remedies for any breach; or

(c)

our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

Quick Links:  Table of Contents,   Financial Statements

We cannot guarantee that our actions will be sufficient to either prevent imitation or duplication of our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

 (5) Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. We do not anticipate a change in the patterns due to seasonality at this time.

(6) Dependence on Limited Customers

We will not have to rely on any one or a limited number of customers for our business.  We currently have in excess of seventy (70) customers. We expect to increase our client base once we begin to expand our operations. While our target markets are unlimited, it will take time to develop other markets.

(7) Our Competition

In order to compete effectively in the printing business, a company must provide a wide range of quality services and products at a reasonable cost. The printing business market, as a whole, is characterized by intense competition with a large number of companies offering or seeking to develop services and products that will compete with those that we offer. Based on our experience, we believe that the failure rate of small printing businesses is due in large part to many printers beginning operations without having the skills and knowledge necessary for the day-to-day business operations and without the necessary capital.

We believe that our expansion will provide us the ability to provide personalized service through our representatives as well through ordering via the Internet. The small, localized printers primarily operate within their own geographic confines and will not directly compete with us in all the geographic areas within which we will operate. We believe we compete favorably with the printing firms that provide products and services similar to ours because those firms still provide many products and services instead of concentrating in a niche such as ours. While each localized printer could conceivably be considered a competitor, realistically they compete more on a local geographic basis. The typical printer locates in an area that has the demographics to support the business. As a result of our twenty-three years of operations we have a strong, loyal customer base. While we currently have in excess of seventy (70) clients, we have not been advertising our services.  Thus, we believe we will gain many additional clients when we begin our marketing campaign. Since we concentrate in specialty work, we do not have to compete with a typical small, local print shop that does the “variety” printing in the local community. Due to the strong loyalty demonstrated by our clients to our Company we do not feel there is a threat from local printers “stealing” our customers.

Since we are subcontractors, our specialty printing is done in house so we maintain control of the quality as well as the timing of a project. We have found through the years that companies that supply printing on a subcontract basis do the majority of their business through this method and not directly to consumers.  Many of our competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities or develop and support their own operations. In addition, many of these companies can offer bundled, value-added, or additional services not provided by us. Many may also have greater name recognition. Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market for business consulting activities. They may also be in a position to pay higher prices than we would for the same expansion and development opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal and external growth objectives.

Our competitors have methods of operation that have been proven over time to be as successful as ours.

(8) Research and Development During Last Two Fiscal Years

During the last two fiscal years no money was spent on research and development. We have, however, spent minimal monies on Internet research and development.

(9) Compliance with Government Regulation

As a printer, we are subject to a limited variety of local, state, and federal regulations. While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such

Quick Links:  Table of Contents,   Financial Statements

regulations will not occur. We are subject to federal, state and local laws and regulations applied to businesses, such as payroll taxes on the state and federal levels. We do have to conform to E.P.A. regulations concerning the disposal of our inks, chemicals and solvents. We have hired a disposal contractor for disposal of these products. In general, our printing activities are subject to local business licensing requirements. Our current business requires that we comply with state corporate filings, city or county business license and the necessary business liability insurance. The requirements of these regulations are minimal and do not cause any undue burden. Over the years our compliance with OSHA was always in order as proven by our never having a single issue with OSHA.

Internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact our business. For example, the Federal Communications Commission could begin to regulate the Internet and online services industry, which could result in increased costs for us. The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations.

(10) Cost and Effects of Compliance with Environmental Laws

As a subcontracting printer, we are subject to all federal, state and local environmental laws. We must deal with the disposal of various inks and solvents. This is contracted to a company specializing in such disposal. As a result of this contractual agreement for disposal we do not have any environmental issues.

(11) Our Employees

As of December 31, 2007, we have two full time employees, Joseph and Mary Flad, who are our President and Secretary/ Treasurer, respectively, and three part-time employees.  Our two full time employees are not receiving any salary nor are they receiving other stock benefits for their performance. There are no key consulting contracts with any individuals or companies at this time.

We do not believe that there is a critical need for a specific type of candidate we would use in our business. We believe that as a result of his twenty-three years experience, our President, Joseph Flad, has the ability to train employees to the specific needs of the company.

Reports to Security Holders

Florida Revised Statutes requires us to provide annual reports to the Department of State but not to shareholders. We are, however, required to furnish shareholders with annual financial statements.  See Fla. Stat. § 607.1620.

We file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). As a reporting company with the SEC, we file all necessary quarterly (Form 10-Q), annual (Form 10-K) and other reports as required.

You may read and copy any document that we file at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Please call the SEC at 1-800-732-0330 for more information on the operation of the Public Reference Room.  In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.  Accordingly, our SEC filings are available to you free of charge at the SEC's web site at <http://www.sec.gov>.

Quick Links:  Table of Contents,   Financial Statements

ITEM 1A—RISK FACTORS

Below is a discussion of the most significant factors that make investing in our company speculative or risky.

Risks Associated with our Company:

(1) Although our officers and directors have agreed to loan money to us, we may not be able to achieve our expansion objectives since we do not have adequate capital for expansion and may have to suspend or cease expansion activity.

Despite the fact our officers and directors are willing to commit to loan or advance capital to us, their resources are limited. With their assistance, absent any other source of capital, we could manage at least 12 months of funds required for minimal expansion expenses. If we do not raise additional capital through the issuance of shares, we believe we will be unable to conduct expansion activity. In the event we are unable to raise additional capital we may have to cease expansion and anyone purchasing shares of our stock would be at risk to lose all or a part of their investment.

(2) We have an operating history that includes net income as well as losses. We expect this trend to continue into the future. As a result, we may have to suspend or cease operations should losses exceed our income and our ability to borrow or raise additional capital.

While we were incorporated in 1983, we have generated revenues however we have not generated yearly profits. It is difficult to evaluate the likelihood of our future success or failure. Our ability to achieve profitability and positive cash flow in the future is dependent upon

•

our ability to locate more subcontracted work,

•

our ability to locate additional experienced employees,

•

our ability to generate revenues, and

•

our ability to reduce costs.

Based upon current plans, we expect to incur operating losses in the near future periods. This will happen because there are expenses associated with the expansion of our business. We cannot guarantee we will be successful in generating revenues necessary in the future to be profitable and pay a dividend to our shareholders. Failure to generate revenues may cause us to stop our expansion and purchasers of our shares may not have any liquidity for their investment.

(3) We are dependent on the continued services of our key fulltime employee and President, Joseph Flad. We do not have an employment agreement with Mr. Flad and his departure could cause the company to cease operations

We are dependent on the services of our President Joseph Flad.  As our founder and President, his experience and contacts are invaluable to our operations.  If we lose the services of Mr. Flad, our business would be impacted significantly.  Failure to keep the services of Mr. Flad would likely cause us to cease operations.

(4) Because the probability of our developing a large client base is extremely remote, in all probability our planned expansion and any funds spent on expansion may be lost.

Because the probability of our Company ever developing a large client base is extremely remote, in all probability any funds spent on our planned expansion may be lost. If we cannot raise further funds as a result, we may have to suspend or cease our expansion and possibly our operations entirely which would result in the loss of your investment.

(5) Because our officers and directors do not have formal training or experience in managing a public company, we will have to hire qualified personnel to fulfill these functions. We lack funds to retain such personnel, or if we cannot locate qualified personnel, we may have to suspend or cease expansion activity or cease operations that will result in the loss of your investment.

Our President has considerable experience in the printing industry. However, none of our management team has experience starting and operating a fully reporting, publicly trading, nor do they have training in these areas. As a result their decisions and choices may not take into account standard managerial approaches companies commonly use. Consequently our ultimate financial success could suffer irreparable harm due to certain of management's lack of experience. Additionally, our officers and directors

Quick Links:  Table of Contents,   Financial Statements

have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’. We will have to hire professionals to undertake these filing requirements for Jomar Specialties, Inc. and this will increase the overall cost of operations. As a result we may have to suspend or cease expansion activity, or cease operations altogether, which will result in the loss of your investment.

(6) If we don't raise enough capital for expansion, we will have to delay expansion or curtail operations that may result in the loss of your investment.

We estimate that, with funding committed by our management combined with our cash on hand, we have sufficient cash to continue operations for more than twelve months provided we only carry out our current operational activity. We need to raise additional capital to undertake even minimal expansion planned. You may be investing in a company that will not have the funds necessary to conduct any meaningful expansion activity due to our inability to raise additional capital. If that occurs we will have to delay expansion or cease our expansion activity and curtail operations or go out of business which will result in the loss of your investment.

(7) Since we are small and do not have much capital, we must limit our expansion and as a result we may not find additional clients. Without additional clients, we cannot generate revenues and you will lose your investment.

The possibility of development of additional clients depends upon the results of expansion. We are small company and do not have much capital. We must limit our expansion activity unless and until we raise additional capital. Any decision to expand our operations will involve the consideration and evaluation of several significant factors beyond our control. These factors include, but are not limited to:

•

Market prices for services similar to ours;

•

Costs of expansion including personnel and equipment;

•

Political climate and/or governmental regulations and controls;

•

Ongoing costs of operations; and

•

Availability and cost of financing.

This type of expansion program requires substantial capital. Because we may have to limit our expansion, we may not find an adequate amount of new clients to support our expansion. Without adequate new clients, we cannot generate revenues and you will lose your investment.

(8) We may not have access to all of the personnel, supplies and materials we need to begin expansion that could cause us to delay or suspend expansion activity.

We have made no attempt to locate or negotiate with any suppliers of personnel, products, equipment or materials. We will attempt to locate personnel, products, equipment and materials if and when we begin to undertake expansion activity, expected in the third quarter of 2007 but in any event by September 30, 2007. Competition and unforeseen limited sources of qualified personnel could result in our inability to begin expansion. Delays in our expansion could cause purchasers of our shares to lose all or part of their investment.

(9) No matter how much money is spent on expansion, the risk is that we might never develop sufficient new clients to be profitable.

Over the coming years, we might expend considerable capital on expansion of the Company without developing sufficient new clients. It is very likely the Company will have funds spent on expansion that will probably be lost. No matter how much money is spent on the expansion, we might never be able to find a sufficient number of new clients to be profitable and investors will be at risk to lose all or a part of their investment.

Quick Links:  Table of Contents,   Financial Statements

(10)  There are significant expenses associated with being a public company, and this additional drain on our income may prevent us from being profitable.

Being a public company means we will have additional, significant expenses associated with the reporting requirements of the Security and Exchange Commission, such as accounting and attorney fees associated with the preparation and filing of quarterly and annual reports, among others.  Further, being a public company will place our officers and directors at increased risk of being sued by our shareholders, thus we may have the added expense of officer and director liability insurance.  All these additional expenses will have an adverse affect on our profitability, and therefore, investors will be at risk of sustaining a loss on their investments.

(11) Even if our expansion is successful, since we have not managed a fully reporting public company before, we will have to acquire outside expertise to assist. If we are unable to acquire such expertise we may be unable to generate profits and you may lose your investment.

We have no experience in managing a fully reporting public company, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we need such assistance.

(12) Small public companies are inherently risky and we may be exposed to market factors beyond our control. If such events were to occur it may result in a loss of your investment.

Managing a small public company involves a high degree of risk. Few small public companies ever reach market stability and we will be subject to events in the public markets that will make an investment in our company a highly risky investment.

Risks Associated with this Offering:

(13) Our officers and directors own a substantial amount of our common stock and will have substantial influence over our operations.

Our directors and officers currently own 920,000 shares of common stock representing 61% of our outstanding shares. Such directors and officers have registered for resale all of their shares. Assuming that such directors and officers sell none of their shares, they will still own 920,000 shares of common stock representing 61% of our outstanding shares. As a result, they will have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in control.

(14) Even if a market develops for our shares, our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity, thus our shareholders may never be able to sell their shares resulting in a total loss of their investment

Although our common shares are listed on the OTCBB exchange, there is no market for our shares.  If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

•

Potential investors’ anticipated feeling regarding our results of operations;

•

Increased competition;

•

Our ability or inability to generate future revenues; and

•

Market perception of the future of specialty printers.

In addition, as our shares are quoted on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations. In addition, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

Quick Links:  Table of Contents,   Financial Statements

(15) We anticipate the need to sell additional shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We may seek additional funds is through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

(16) Since our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

ITEM 2—DESCRIPTION OF PROPERTY

We rent warehouse and office space of approximately 2,300 square feet located on a high traffic artery in St. Petersburg. We rent on a lease basis at an annual rent of $10,272.  We rent from our two (2) principal shareholders Joseph and Mary Flad who own sixty-one percent (61%) of the common stock in our company.  They own the underlying land and building housing our business.  In the years 2007 and 2006 they forgave annual rent of $10,272 to the company. These amounts have been treated as additional rent expense and capital contributions from the shareholders in each respective year. The company believes the rent to be a fair rental rate based on market conditions.

ITEM 3—LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the year ending December 31, 2007 that were not reported in a current report on Form 8-K.

Quick Links:  Table of Contents,   Financial Statements

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is not quoted or traded on any quotation medium at this time. We intend to apply to have our common stock included for quotation on the NASD OTC Bulletin Board. There can be no assurance that an active trading market for our stock will develop. If our stock is included for quotation on the NASD OTC Bulletin Board, price quotations will reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

At the present time, there is no established market price for our shares.  Should a market develop for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of printing equipment and specialty printing services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for printing services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.  Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our products or services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

There are no shares offered pursuant to or underlying an employee benefit plan. There are no shares of common stock that are subject to outstanding options, warrants or securities convertible into common equity of our Company.

There are 708,000 shares of common stock that could be sold by the selling shareholders according to Rule 144 that we have agreed to register. Share certificates representing these shares have been appropriately legended.  A brief description of Rule 144 follows:

The common stock sold in this offering will be freely transferable without restrictions or further registration under the Securities Act, except for any shares purchased by an “affiliate.” An “Affiliate” is a person that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control of the issuer. The definition of an "Affiliate" is critical to the operation of Rule 144, promulgated under the Securities Act. Rule 144 provides for restrictions on the amount of securities that can be sold by an affiliate during a given period of time. In general, pursuant to Rule 144, a shareholder who has satisfied a one year holding period may, under certain circumstances, sell within any three month period a number of securities which does not exceed the great of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Further, Rule 144 permits, under certain circumstances, the sale of securities, without any quantity limitation, by our shareholders who are not affiliates and who have satisfied a two-year holding period.

Cash dividends have not been paid during the last three (3) years. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

Including its two officers and directors, we have fifty-one (51) stockholders of record of our common stock as of April 18, 2007. The CUSIP number for our common stock is 479863 10 2.

Quick Links:  Table of Contents,   Financial Statements

ITEM 6—SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of December 31, 2007 and 2006 and for the years then ended are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

Selected Financial Data

	Years Ended December 31,
	2007	2006	2005
Revenues	127,271.07	144,051.60	$123,334.19
Operating Expenses
Amortization		0	4,416.00
Advertising	100.00	-
Automobile Expense	8,373.54	3,961.62	3,470.12
Bank Service Charges	34.90	40.81	101.86
Contributions	355.00	83.40	18.37
Depreciation Expense	2,736.00	2,736.00	2,977.29
Dues and subscriptions	990.00	192.50	279.6
Executive compensation	24,000.00	24,000.00	24,000.00
Freight	64.43	2,107.19	605.85
Insurance	5,757.40	3,182.25	1,185.34
Interest Expense	-	-	2,950.98
Labor	-	-	3,608.37
Materials and supplies	12,072.32	21,169.49	12,105.23
Miscellaneous	-	55.74	160
Office expense	2,643.36	2,617.12	2,174.54
Other taxes	6,040.39	5,245.49	9,554.08
Payroll	25,904.05	47,128.34	30,400.82
Payroll Expenses	2,553.00	2,730.35	-
Payroll taxes	2,252.26	4,206.69	2,489.49
Postage and Delivery	295.36	407.23	187
Professional Fees	9,129.00	46,724.00	3,484.00
Rent	10,272.00	10,272.00	10,272.00
Repairs and maintenance	5,841.68	2,533.70	2,791.08
Shop expense	3,166.83	3,953.43	3,255.31
Subcontract	2,203.70	2,217.52	3,378.77
Subcontractor	2,394.17	3,305.90	-
Telephone	1,304.76	1,128.19	1,070.15
Travel & Entertainment	3,857.52	2,368.34	3,323.74
Utilities	4,897.44	6,011.30	6,080.32
Total Operating Expenses	137,239.11	198,378.60	134,340.31
Net earnings (loss) before Income taxes	(9,968.04)	(54,327.00)	($11,006.12)
Net earnings (loss) from operations	(9,968.04)	(54,327.00)	($11,006.12)

Net Earnings (Loss) per share	(0.01)	(0.08)	(0.03)
Weighted-average shares outstanding	1,508,000	1,508,000	320,000

Quick Links:  Table of Contents,   Financial Statements

Selected Financial Data

(continued)

	Years Ended December 31,
	2007	2006	2005
Cash & Cash Equivalents	21,379	18,877	8,067
Working Capital	24,670	(2,369)	14,803
Total Assets	38,551	42,633	31,638
Total Liabilities	8,457	36,843	5,940
Retained Earnings (Deficit)	(50,340)	40,372	(11,612)
Total Stockholders' Equity	30,094	5,790	25,698

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This annual report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

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

General

We were incorporated in the State of Florida on July 8, 1983 and established a fiscal year end of December 31.  We do not have any subsidiaries, related or affiliated companies or joint venture partners.  We currently provide specialty printing services on a subcontract basis to the printing industry primarily located on the West coast of Florida. We have developed and executed our business plan for twenty-three (23) years and operated as a specialty providing foil stamping, embossing, numbering for documents, scoring and die cutting and perforating to commercial printers.

Quick Links:  Table of Contents,   Financial Statements

Sources of Revenue

Our Company offers specialty printing services to the limited market of retail print shops. Accordingly, the probability of our Company ever developing a large client base is extremely remote; thus it is likely that any funds spent on our planned expansion may be lost. Since we are a specialty printing company providing services to retail print shops, management believes a large customer base is unlikely; however, our customer base could expand if more retail printers enter the market or if we expand or streamline our services.  If we cannot raise funds for expansion, we may have to suspend or cease our expansion and possibly our operations entirely which would result in the loss of your investment.

Since our business activity is related to a limited number of specialty printing services, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As of December 31, 2006, we had a deficit of working capital of $2,369. Despite the commitment of our officers and directors to advance funds during the next twelve months, unless we raise additional funds, we will be faced with having to raise additional working capital by no later than the end of the next twelve months to complete our expansion.  We have equipment to sell however such sale would severely cripple our ability to perform operations.

Results of Operations

General

The following table shows our revenues, expenditures and net income for the years ended, 2007 and 2006.

Revenues, Expenditures and Net Income

YEAR	REVENUE	EXPENSES	NET INCOME (LOSS)
2007	$127,271	$144,052	($9,968)
2006	$144,052	$198,379	($54,327)

Economic and Industry Wide Factors Relevant to our Company

We do not foresee any particular economic or industry factors that may have an immediate economic impact on our business.

Opportunity for Growth

We intend to buy new equipment during the next twelve months.  The equipment we are seeking to purchase includes a modern stamp press, Miehle Horizontal Press, and a Dick Moll Folder/Gluer.  To acquire the equipment, we will plan to raise capital through either private sources or debt financing.

In addition to the equipment purchases we plan on building a website to attract customers nationwide.  Once our website is operational, however, we will also compete with other Internet-based companies and businesses that have developed or are in the process of developing competing websites. Our website will be developed by a local web design firm and designed to target the personal as well as business markets. We intend to have a user-friendly website which provides prospective clients with a complete listing of our available services. We plan to design our website to allow current and potential clients to ask our “sales reps” introductory questions via e-mail. We believe that interchange will allow us to tailor our services to each particular client. The increase in business commerce utilizing the Internet has increased dramatically over the last three years. For the printing industry the Internet has brought potential customers from 3,000 miles to doing business with a local business. Capitalizing on this presence requires a website that is not only professional but is functional as well. We have located a local company to assist us in both the design and hosting of our site. For a flat fee they will maintain our site and make any changes necessary when needed. We have allocated $7,000 towards our Internet needs in the event we raise $125,000 through our private financing. Should we raise a total of $500,000.00 through private financing or debt financing we will allocate $20,000.00 towards our Internet presence. This will allow us to place our company towards the top of search engine results. The major search engines charge a fee for each hit from an individual/business searching under the terms we will list under.  The earlier a company desires to have their web page shown in the results determines the amount paid by the company for each search hit.  This cost per hit can range from under $1.00 to as much as $7.00 per search hit.  To generate more possible business we will select as many "key" words that a potential customer

Quick Links:  Table of Contents,   Financial Statements

would use to search by.  While we do not have a specific list developed as of November 15, 2006, we have a pending list that includes over twenty (20) search terms.

In addition to the specific cost of search hits, we will seek to do "banner" advertising.  Banner advertising is a method whereby a banner will appear on a different website advertising the services of our company.  An individual/business would be able to click on the banner and be directed to our website.  The cost of banner advertising is dependent on the size of the banner, the site it is located on and the placement on the page.  We have allotted the cost of our website advertising and registry under "Equipment Purchases" as we believe that the computer we purchase to dedicate to this service will be piece of equipment that will be amortized over time.  Due to the variable nature of these costs, management believes it needs the flexibility to allocate funds for our Internet presence based on the circumstances at the time we begin funding and expanding.

Material Risks, Trends and Uncertainties Affecting our Business

We have not advertised for the prior twenty (20) years to gain business. All of our customers, over seventy (70), we have maintained over the years. By utilizing sales representatives and the Internet we believe we can increase our revenues and profit margins while reducing operational expenses. We will continue to market to our niche of commercial printers while expanding the geographical area from which to draw additional subcontract work.

We are a specialty printing company seeking to expand its operations. We have an operating history and have generated revenues from our activities that have produced both net incomes and losses. We have yet to undertake any expansion activity. As our company is considered to be mature, there is no reasonable likelihood that increased revenues can be derived from our expansion in the foreseeable future.  We consider that our operations will require us to retain new management personnel that can lead the company in its expansion.

Our future financial success will be dependent on the success of our expansion. Such expansion may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any expansion which may be done by us is largely dependent on factors beyond our control such as the market for our services, the number of available new customers and sufficient personnel available to perform work that we obtain.

We recognize that additional capital will be required during the next twelve months. Should we be unable to raise additional capital from other sources, our directors and officers have committed to advance the company additional funds to enable the Company to meet its cash needs over the coming year.

We plan on buying equipment during the next twelve months. We believe that the equipment we need includes a modern stamp press, a Miehle Horizontal Press and a Dick Moll Folder/Gluer.  Based on the amount of capital we are able to raise through either private sources or debt financing, we will be able to make a final determination of the number of pieces of equipment we are able to purchase.

Results of Operations for the Year ended December 31, 2007 Compared to December 31, 2006

The following table provides a comparison of our statement of operations for the years ended December 31, 2007 and 2006:

Statement of Operations for the Years Ended December 31, 2007 and 2006

	2007	2006	$ Var	% Var

Revenues	127,271.07	144,051.60	($16,780.53)	-11.65%

Operating Expenses
Advertising	100.00	-	$100.00	100.00%
Automobile Expense	8,373.54	3,961.62	$4,411.92	111.37%
Bank Service Charges	34.90	40.81	($5.91)	-14.48%
Contributions	355.00	83.40	$271.60	325.66%
Depreciation Expense	2,736.00	2,736.00	$0.00	0.00%
Dues and subscriptions	990.00	192.50	$797.50	414.29%

Quick Links:  Table of Contents,   Financial Statements

Executive compensation	24,000.00	24,000.00	$0.00	0.00%
Freight	64.43	2,107.19	($2,042.76)	-96.94%
Insurance	5,757.40	3,182.25	$2,575.15	80.92%
Interest Expense	-	-	$0.00	0.00%
Materials and supplies	12,072.32	21,169.49	($9,097.17)	-42.97%
Miscellaneous	-	55.74	($55.74)	-100.00%
Office expense	2,643.36	2,617.12	$26.24	1.00%
Other taxes	6,040.39	5,245.49	$794.90	15.15%
Payroll	25,904.05	47,128.34	($21,224.29)	-45.04%
Payroll Expenses	2,553.00	2,730.35	($177.35)	-6.50%
Payroll taxes	2,252.26	4,206.69	($1,954.43)	-46.46%
Postage and Delivery	295.36	407.23	($111.87)	-27.47%
Professional Fees	9,129.00	46,724.00	($37,595.00)	-80.46%
Rent	10,272.00	10,272.00	$0.00	0.00%
Repairs and maintenance	5,841.68	2,533.70	$3,307.98	130.56%
Shop expense	3,166.83	3,953.43	($786.60)	-19.90%
Subcontract	2,203.70	2,217.52	($13.82)	-0.62%
Subcontractor	2,394.17	3,305.90	($911.73)	-27.58%
Telephone	1,304.76	1,128.19	$176.57	15.65%
Travel & Entertainment	3,857.52	2,368.34	$1,489.18	62.88%
Utilities	4,897.44	6,011.30	($1,113.86)	-18.53%
Total Operating Expenses	137,239.11	198,378.60	($61,139.49)	-30.82%
Net (loss) before Income taxes	(9,968.04)	(54,327.00)	$44,358.96	-81.65%
Net (loss) from operations	(9,968.04)	(54,327.00)	$44,358.96	-81.65%
Earnings (Loss) per common share: - Note D
Net Earnings (Loss) per share	(0.01)	(0.08)	$0.07	-87.50%

Revenues. For the year ended December 31, 2007, revenues were $127,271, compared to $144,052 for the year ended December 31, 2006. The decrease in revenues of $16,780 or twelve percent (12%) is not material and is largely due to general business conditions reflecting the state of the economy.  Current management is still in the process of trying to raise additional capital and more time was spent on the completion of the registration statement and the listing of the company on the Over-the-Counter-Bulletin-Board (“OTCBB”).  The company received is trading symbol of JOMR in June of 2007.

Total Operating Expenses.  Total Operating Expenses decreased to $137,239 for the year ended December 31, 2007 from $198,378 for the year December 31, 2006. The decrease in operating expenses of $61,140 is largely due to the decrease in professional fees, specifically those fees associated with the filing of the registration statement with the SEC. As a percentage of revenues, our expenses was 108% for the year ended December 31, 2007, a decrease from 138% for the year ended December 31, 2006.

Net Profit (Loss). For the year ended December 31, 2007 and 2006, we incurred losses of $9,968 and $54,327 respectively, a decrease of $44,359. The decrease in our losses is due primarily to the reduction in professional fees associated with our registration statement.

Income before Taxes. Income before taxes for the year ended December 31, 2007 was ($9,968).  Income before taxes as a percentage of revenues was (8%) for the year ended December 31, 2007.

Provision for Income Taxes.  No provision for income taxes was made in the year ended December 31, 2007.

Net Income. As a result of the factors described above, net income increased from ($54,327) for the year ended December 31, 2006 to ($9,968) for the same period in 2007.

Cash Flow for Year ended December 31, 2007 compared to December 31, 2006

The following table provides the statements of net cash flows for the periods presented in this filing:

Quick Links:  Table of Contents,   Financial Statements

Statement of Cash Flows For the Year Ended December 31, 2007 and 2006

	2007	2006	$ Var	% Var

OPERATING ACTIVITIES
Net Income (Loss)	(9,968.04)	(54,327.00)	44,358.96	81.65%
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:	2,736.00	2,736.00	0.00	0.00%
Depreciation
Contributed rent	10,272.00	10,272.00	0.00	0.00%
Contributed non cash executive compensation	24,000.00	24,000.00	0.00	0.00%
(Increase) Decrease in:
Accounts receivable	3,598.16	(2,758.95)	6,357.11	230.42%
Inventory	250.00	(163.77)	413.77	252.65%
Increase (Decrease) in:
Accounts payable	(26,963.47)	24,400.42	(51,363.89)	-210.50%
Net cash provided (used) by Operating Activities	3,924.65	4,158.70	(234.05)	-5.63%

FINANCING ACTIVITIES
Shareholder loan	(1,422.98)	6,502.33	(7,925.31)	-121.88%
Capital stock issues	0.00	147.00	(147.00)	-100.00%
Net cash provided (used) by Financing Activities	(1,422.98)	6,649.33	(8,072.31)	-121.40%
NET INCREASE (DECREASE) FOR THE YEAR	2,501.67	10,808.03	(8,306.36)	-76.85%
BEGINNING CASH & CASH EQUIVALENTS	18,877.17	8,069.14	10,808.03	133.94%
ENDING CASH & CASH EQUIVALENTS	21,378.84	18,877.17	2,501.67	13.25%

Operating Activities.  For the year ended December 31, 2007 and 2006, our operating activities provided $3,924 and $4,159 respectively.

Investing Activities.  For the years ended December 31, 2007 and 2006, we had no investing activities.

Financing Activities.  Net cash provided (used) by financing activities in the years ended December 31, 2007 and 2006 totaled ($1423) and $6,650, respectively. The decrease in the cash provided by financing activities was entirely attributable to cash paid on stockholder loans.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2007.  The corporation has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Quick Links:  Table of Contents,   Financial Statements

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $21,379.

We have not generated sufficient profits to cover our expansion. Accordingly, we must raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.  As of December 31, 2007, we were unsuccessful in our endeavors to obtain investors.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to our financial statements in Item 15 and the financial statements and notes that are filed as part of this Annual Report on Form 10-K following the signature page and incorporated herein by this reference.

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 15, 2006, we engaged Randall N. Drake, C.P.A., P.A. ("Drake ") as our independent auditing firm.  Drake is our first auditor and we have had no disagreements with Drake on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

ITEM 9A(T)—CONTROLS AND PROCEDURES

An evaluation was carried out, under the supervision and with the participation of our management, including Joseph P. Flad, Jr., our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-K.   Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, Mr. Flad concluded that, as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the nine-month period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

During the second quarter of 2006, Management and the Board decided to implement actions in order to further facilitate the Company’s growth and expansion. Accordingly, the Company’s Board and management decided to undertake the filing of an SB-2 Registration Statement with the Securities and Exchange Commission with the intent of registering the Company’s shares of common stock. By registering the existing shares and becoming a fully reporting company, management felt the company could seek to become an OTCBB company.  By raising funds through private financing management believes that investors would have an appropriate exit strategy.  The Board of Directors decided that the company would pursue the sale of shares to family and friends to be registered in a registration statement.  The sale of these shares would rely on the exemption provided by the Securities Act of 1933 Section 4(2).

Quick Links:  Table of Contents,   Financial Statements

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Directors and Executive Officers

Name and Address	Position(s)	Age
Joseph P. Flad, Jr.	Chief Financial Officer, President, and Director[1]	71
Mary E. Flad	Secretary and Director[2]	67

[1]Joseph P. Flad, Jr. was appointed President and a Director on March 19, 2005. This is the first position he has held in a fully reporting company.

[2]Mary E. Flad was appointed Secretary/Treasurer and a Director on March 19, 2005. This is the first position she has held in a fully reporting company.

Background of Officers and Directors

Joseph “Joe” P. Flad, Jr. has applied his more than 20 years of diverse experience to f Jomar Specialties, Inc. In 1983, Joe Flad formed Jomar Specialties, Inc. with his wife Mary E. Flad.  Joe started his printing business in a building on property he now owns and leases to Jomar Specialties, Inc. As the primary person responsible for the print shop operations, Mr. Flad directs the print projects as well as provides all maintenance on the equipment. His hands-on-approach towards the business provides the close scrutiny necessary for high quality print work.

Mr. Flad is responsible for coordinating the monthly books with the accountant. He provides the direction for the internal financial controls along with his wife May Flad.  Mr. Flad is also responsible for the hiring of print shop personnel and their training.  He maintains the project scheduling and insures work completion and shipment to each customer.

When the business was sold to his son-in-law in 2000 Mr. Flad continued to assist his son-in-law with the print shop and equipment maintenance and repair.  When his son-in-law could no longer maintain the business profitably, Mr. Flad and his wife Mary repurchased the stock and business and have returned it to its prior reputation and profitability.

Mary E. Flad is our Secretary/Treasurer and a Director. Mrs. Flad formed Jomar with her husband in 1983.  She has been integrally involved with the company since inception.  Mrs. Flad records all incoming jobs and processes all accounts receivable and payable.  In addition, bank reconciliation and internal financial controls with her husband Joe Flad are part of her responsibilities.

None of our directors is an officer or director of a company registered under the Securities and Exchange Act of 1934.

Board of Directors Audit Committee

We do not have an audit committee that is comprised of any independent director. As a company with less than $500,000 in revenue we rely on our President Joseph P. Flad, Jr. for our audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933 and the Exchange Act of 1934. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Flad as both our company President and our audit committee financial expert is not detrimental to the Company. Mr. Flad has an understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements, or experience

Quick Links:  Table of Contents,   Financial Statements

actively supervising one or more persons engaged in such activities; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Flad has gained this expertise through his experience as a business owner with over twenty years experience. He has specific experience coordinating with our financial information with public accountants with respect to the preparation, auditing or evaluation of financial statements.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, during the past five years, none of our directors or executive officers:

(1)

has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)

was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)

acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)

engaging in any type of business practice; or

(iii)

engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)

was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

(6)

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Subsequent Events: Changes in Control

On March 10, 2008 the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Citysky Investment Holdings, Inc. (“Citysky”) and the sole shareholder of Citysky (“Shareholder”).   Pursuant to the terms of the Share Exchange Agreement, Jomar acquired 100% ownership of Citysky from the Shareholder.  Consideration by Jomar was the issuance of 6,492,000 share of its common stock to Citysky (the “Exchange Shares”) in exchange for 100% ownership of Citysky.  Immediately upon completion of the share exchange transaction through issuance of the Exchange Shares, Jomar had a total of 8,000,000 shares of its common stock issued and outstanding.  The Share Exchange Agreement closed subject to the provisions and conditions of the Share Exchange Agreement and the discretion of the parties.  The transaction set forth in the Share Exchange Agreement closed on the 10th day of March, 2008.

Quick Links:  Table of Contents,   Financial Statements

On March 10, 2008 the Board of Directors of the Company appointed Stetson Chung, age 41, to serve as Director and Chief Executive Officer of the Company.  Born in Hong Kong and educated in both Hong Kong and in the United States, Mr. Chung returned to Hong Kong in 1989 after graduating from Dartmouth College to found one of Hong Kong’s first high-technology research and development companies.  Mr. Chung is currently the Chairman and Chief Executive Officer of Citysky Investment Holdings Inc.

On March 10, 2008, Mr. Joseph P. Flad, Jr. voluntarily submitted his resignation as Chief Financial Officer, President and Director; his resignation was accepted on the same day.  Mr. Flad resigned to allow the incoming officers and directors the ability to move the company forward in a manner consistent with their management style.  Mr. Flad was appointed to the position of Vice President of U.S. Printing Operations.  Mr. Flad has no disagreements with the incoming officers or directors.

On March 10, 2008, Mrs. Mary E. Flad submitted her resignation as Secretary, Treasurer and Director; her resignation was accepted on the same day.  Mrs. Flad resigned to allow the incoming officers and directors the ability to move the company forward in a manner consistent with their management style.  Mrs. Flad has no disagreements with the incoming officers or directors.

ITEM 11.—EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2007 and 2006, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2007 and 2006, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."  There has been no compensation paid to any officer, director or other employee from January 1, 2006 through December 31, 2007.

Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Joseph P. Flad, Jr.[1] President, Chairman of the Board of Directors	2007	-0-	-0-	-0-	-0-	-0-	-0-	12,000	12,000
	2006	-0-	-0-	-0-	-0-	-0-	-0-	12,000	12,000

Mary E. Flad[2] Secretary, Treasurer and Director	2007	-0-	-0-	-0-	-0-	-0-	-0-	12,000	12,000
	2006	-0-	-0-	-0-	-0-	-0-	-0-	12,000	12,000

[1]There is no employment contract with Mr. Flad at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

[2]There is no employment contract with Mrs. Flad at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

For both of our Executives, Joseph and Mary Flad we are disclosing the fair value of the officers/principal shareholders value of their unpaid services (compensation) during 2007 and 2006.   The amount of executive compensation for operations was recorded at $12,000.00 for the year for each officer and was based on reasonable estimates for a business of this size and type.  Our audited financial statements. correctly reflect these amounts as noncash compensation contributed to the company.

Quick Links:  Table of Contents,   Financial Statements

Additional Compensation of Directors

All of our directors are unpaid.  We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Joseph P. Flad, Jr. and Mary E. Flad. We are not actively seeking additional board members. At present, the Board of Directors has not established any committees.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

Outstanding Equity Awards At Fiscal Year-End.

There were no unexercised options; stock that had not vested; or equity incentive plan awards for any of our Directors or Officers in the last two years.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We currently have no compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

To the best of our knowledge there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors other than the rental agreement by and between the company and Joseph and Mary Flad.  Our lease calls for an annual rental of $10,272; however, the Flad’s have forgone $10,272 in 2007 and 2006.  These amounts have been treated as additional rent expense and capital contributions from the Flad’s in each respective period.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by Randall Drake, C.P.A. for fiscal 2007 and 2006:

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2007	$5,000	-	-	-	$5,000
2006	$2,750	-	-	-	$2,750

We do not have an audit committee that is comprised of any independent director. As a company with less than $100,000 in revenue we rely on our President Joseph P. Flad, Jr. for our audit committee financial expert as defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Flad as both our company President and our audit committee financial expert is not detrimental to the Company. Mr. Flad has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised

Quick Links:  Table of Contents,   Financial Statements

by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Flad has gained this expertise through his formal education and experience as our President for over twenty-five years. He has specific experience coordinating the financials of the company with public accountants with respect to the preparation, auditing or evaluation of the company’s financial statements.

Quick Links:  Table of Contents,   Financial Statements

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of Jomar Specialties, Inc. are included in this report immediately following the signature page:

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at December 31, 2007 and December 31, 2006

•

Statements of Operations for the years ended December 31, 2007 and December 31, 2006

•

Statements of Stockholders’ Equity for the years ended December 31, 2007 and December 31, 2006

•

Statements of Cash Flows for the years ended December 31, 2007 and December 31, 2006

•

Notes to the Financial Statements

2. Index to Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

3. Index to Exhibits

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index below and attached hereto.

Exhibit No.	Description
2.1

Stock Purchase Agreement between Jomar Specialties, Inc. and Citysky Investment Holdings, Inc.

Filed on March 13, 2008 as Exhibit 2.1 to the Company’s Form 8-K for the period ended March 10, 2008 (File No. 333-139008) and incorporated herein by reference.

3.1

Amended and Restated Articles of Incorporation ,

Filed on November 29, 2006 as Exhibit 3.1 to the registrant's Registration Statement on Form SB-2 (File No. 333-139008) and incorporated herein by reference.

3.2	By-Laws Filed on November 29, 2006 as Exhibit 3.2 to the registrant's Registration Statement on Form SB-2 (File No. 333-139008) and incorporated herein by reference.
14	Code of Ethics Filed on November 29, 2006 as Exhibit 14 to the registrant's Registration Statement on Form SB-2 (File No. 333-139008) and incorporated herein by reference.
17.1

Correspondence on Departure of Joseph P. Flad, Jr.

Filed on March 13, 2008 as Exhibit 17.1 to the Company’s Form 8-K for the period ended March 10, 2008 (File No. 333-139008) and incorporated herein by reference.

17.2

Correspondence on Departure of Mary E. Flad

Filed on March 13, 2008 as Exhibit 17.2 to the Company’s Form 8-K for the period ended March 10, 2008 (File No. 333-139008) and incorporated herein by reference.

31	Certification of Chief Executive Officer AND Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

Quick Links:  Table of Contents,   Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOMAR SPECIALTIES, INC.

Dated: March 28, 2008	/s/STETSON CHUNG
Stetson Chung
President and Chief Executive Officer

.

Quick Links:  Table of Contents,   Financial Statements

FINANCIAL STATEMENTS

Quick Links:  Table of Contents,   Financial Statements

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Jomar Specialties, Inc.

We have audited the accompanying balance sheets of Jomar Specialties, Inc. as of December 31, 2007 and 2006 and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jomar Specialties, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA Randall N. Drake, CPA, PA

Clearwater, Florida

March 21, 2008

Quick Links:  Table of Contents,   Financial Statements

JOMAR SPECIALTIES, INC.

Balance Sheet

As of December 31, 2007 and December 31, 2006

ASSETS
Current Assets	2007	2006
Cash and cash equivalents	21,378.84	18,877.17
Accounts Receivable	11,575.84	15,174.00
Less Allowance for Doubtful Accounts	(1,000.00)	(1,000.00)
Inventory	1,172.77	1,422.77
Total Current Assets	33,127.45	34,473.94
Fixed Assets
Depreciable assets	124,603.58	124,603.58
Less: Accumulated Depreciation	(119,455.33)	(116,719.33)
Total Fixed Assets	5,148.25	7,884.25
Other Assets
Deposits	275.00	275.00
Total Other Assets	275.00	275.00
TOTAL ASSETS	38,550.70	42,633.19

Current Liabilities
Accounts payable	2,191.39	28,853.73
Other current liabilities	1,185.86	1,486.99
Stockholder Loan - Note C	5,079.35	6,502.33
Total Current Liabilities	8,456.60	36,843.05
TOTAL LIABILITIES	8,456.60	36,843.05
Stockholders' Equity - Note E
Common Stock, $.01 par value, 75,000,000 shares authorized	227.00	227.00
1,508,000 shares issued and outstanding
Paid-In Capital	80,206.65	45,934.65
Retained Earnings	(50,339.55)	(40,371.51)

Total Stockholders' Equity	30,094.10	5,790.14
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	38,550.70	42,633.19

See accompanying notes and accountant’s report.

Quick Links:  Table of Contents,   Financial Statements

JOMAR SPECIALTIES, INC.

Statement of Operations

For the Years Ended December 31, 2007 and December 31, 2006

	2007	2006
Revenues	127,271.07	144,051.60
Operating Expenses
Advertising	100.00	0.00
Automobile Expense	8,373.54	3,961.62
Bank Service Charges	34.90	40.81
Contributions	355.00	83.40
Depreciation Expense	2,736.00	2,736.00
Dues and subscriptions	990.00	192.50
Executive compensation	24,000.00	24,000.00
Freight	64.43	2,107.19
Insurance	5,757.40	3,182.25
Interest Expense	0.00	0.00
Materials and supplies	12,072.32	21,169.49
Miscellaneous	0.00	55.74
Office expense	2,643.36	2,617.12
Other taxes	6,040.39	5,245.49
Payroll	25,904.05	47,128.34
Payroll Expenses	2,553.00	2,730.35
Payroll taxes	2,252.26	4,206.69
Postage and Delivery	295.36	407.23
Professional Fees	9,129.00	46,724.00
Rent	10,272.00	10,272.00
Repairs and maintenance	5,841.68	2,533.70
Shop expense	3,166.83	3,953.43
Subcontract	2,203.70	2,217.52
Subcontractor	2,394.17	3,305.90
Telephone	1,304.76	1,128.19
Travel & Ent	3,857.52	2,368.34
Utilities	4,897.44	6,011.30
Total Operating Expenses	137,239.11	198,378.60
Net (loss) before Income taxes	(9,968.04)	(54,327.00)
Net (loss) from operations	(9,968.04)	(54,327.00)

Earnings (Loss) per common share: - Note D
Net Earnings (Loss) per share	(0.01)	(0.08)

See accompanying notes and accountant’s report.

Quick Links:  Table of Contents,   Financial Statements

JOMAR SPECIALTIES, INC.

Statement of Changes in Stockholder’s Equity

For the Years Ended December 31, 2006 and December 31, 2007

	Common Stock		Additional
	Notes E & F		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2006	320,000	80.00	37,230.00	(11,611.86)	25,698.14

Net Income (Loss)				(54,327.00)	(54,327.00)

Constructive Distribution - S Corp. Termination			(25,567.35)	25,567.35
Note G

Rent Contribution-Note B			10,272.00		10,272.00

Issuance of Capital stock	588,000	147.00			147.00

Shares issued August 4, 2006-	600,000
Adjusted for August 7, Recapitalization,
and for October 30, 2006 40:1 Forward Split

Executive Compensation Contribution – Note F			24,000.00		24,000.00

Balance at December 31, 2006	1,508,000	227.00	45,934.65	(40,371.51)	5,790.14

Balance at January 1, 2007	1,508,000	227.00	45,934.65	(40,371.51)	5,790.14

Net Income (Loss)				(9,968.04)	(9,968.04)

Rent Contribution-Note B			10,272.00		10,272.00

Executive Compensation Contribution – Note F			24,000.00		24,000.00

Balance at December 31, 2007	1,508,000	227.00	80,206.65	(50,339.55)	30,094.10

See accompanying notes and accountant’s report.

Quick Links:  Table of Contents,   Financial Statements

JOMAR SPECIALTIES, INC.

Statement of Cash Flows

For the Years Ended December 31, 2007 and December 31, 2006

	2007	2006
OPERATING ACTIVITIES
Net Income (Loss)	(9,968.04)	(54,327.00)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:	2,736.00	2,736.00
Depreciation
Contributed rent	10,272.00	10,272.00
Contributed non cash executive compensation	24,000.00	24,000.00
(Increase) Decrease in:
Accounts receivable	3,598.16	(2,758.95)
Inventory	250.00	(163.77)
Increase (Decrease) in:
Accounts payable	(26,963.47)	24,400.42
Net cash provided (used) by Operating Activities	3,924.65	4,158.70

FINANCING ACTIVITIES
Shareholder loan	(1,422.98)	6,502.33
Capital stock issues	0.00	147.00
Net cash provided (used) by Financing Activities	(1,422.98)	6,649.33
NET INCREASE (DECREASE) FOR THE YEAR	2,501.67	10,808.03
BEGINNING CASH & CASH EQUIVALENTS	18,877.17	8,069.14
ENDING CASH & CASH EQUIVALENTS	21,378.84	18,877.17

See accompanying notes and accountant’s report.

Quick Links:  Table of Contents,   Financial Statements

JOMAR SPECIALTIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and December 31, 2006

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during reporting period.  Accordingly, actual results could differ from those estimates.

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

Rent Expense and Shareholder Capital Contribution

The Company leases it facility from the principal shareholders at an annual rent of $10,272 per year, which the Company believes to be a fair rental rate based on market conditions.  The shareholders forgave rent in 2006 and 2007 of $10,272.  These amounts have been treated as additional rent expense and capital contributions from the shareholders in each respective period.

Quick Links:  Table of Contents,   Financial Statements

JOMAR SPECIALTIES, INC.

Notes to Financial Statements

December 31, 2007 and December 31, 2006

NOTE B- CONTINUED

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

NOTE D – EARNINGS (LOSS) PER COMMON SHARE

Earnings per common share were calculated based on reported income divided by the average shares (adjusted for the stock recapitalization described in Note E below) outstanding during the years (2007- 1,508,000 shares; 2006 -667,000 shares).

NOTE E – ARTICLES OF INCORPORATION AMENDMENT AND STOCK SUBSCRIPTIONS

 On July 8, 2006 the Company amended the Articles of Incorporation to increase the authorized capital stock from 100 shares of $1.00 par value to 75,000,000 shares of $.01 par value common stock.

 On October 31, 2006 the Company approved and effected a 40:1 stock split.

Income per share amount for 2006 was computed using 667,000 average shares outstanding to adjust for the above amendment and stock split.

NOTE F- CONTRIBUTED NONCASH EXECUTIVE COMPENSATION

The company financial statements include the fair value of the officers/principal shareholders value of their unpaid services during each year.  The amount of executive compensation for operations was recorded at $24,000.00 each year and was based on reasonable estimates for a business of this size and type.  The contributed capital was increased $24,000.00 each year.

NOTE G- S CORPORATION TERMINATION AND CONSTRUCTIVE DISTRIBUTION

On October 15, 2006 the Company rescinded its Subchapter S election to be effective as of that date.  The Company reclassified undistributed losses of $25,567.35 as contributed capital. This is reflected as a constructive distribution on the Statement of Changes in Stockholders’ Equity.

NOTE H-ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2007.  The corporation has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.

Quick Links:  Table of Contents,   Financial Statements

JOMAR SPECIALTIES, INC.

Notes to Financial Statements

December 31, 2007 and December 31, 2006

NOTE I – SUBSEQUENT EVENT

On March 10, 2008 the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Citysky Investment Holdings, Inc. (“Citysky”) and the sole shareholder of Citysky (“Shareholder”).   Pursuant to the terms of the Share Exchange Agreement, Jomar acquired 100% ownership of Citysky from the Shareholder.  Consideration by Jomar was the issuance of 6,492,000 share of its common stock to Citysky (the “Exchange Shares”) in exchange for 100% ownership of Citysky.  Immediately upon completion of the share exchange transaction through issuance of the Exchange Shares, Jomar had a total of 8,000,000 shares of its common stock issued and outstanding.  The Share Exchange Agreement closed subject to the provisions and conditions of the Share Exchange Agreement and the discretion of the parties.  The transaction set forth in the Share Exchange Agreement closed on the 10th day of March, 2008.

