Form 10-Q
period 2008-03-31
Jomar Specialties, Inc.
filed 2008-05-14
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File No. 333-139008

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	59-2318378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

203 Hankow Center, 5 - 15 Hankow Road, Tsimshatsui, Kowloon, Hong Kong
(Address of Principal Executive Offices)
852-2192-4805
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated  Filer      Accelerated Filer: ☐ Non-Accelerated Filer: ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

As of March 31, 2008, the issuer had 8,000,000 shares of common stock outstanding.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

March 31, 2008
(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$121,106
Pledged deposits	2,881,471
Accounts receivable, net	2,059,909
Inventories, net	2,267,786
Deposits, prepaid expenses and other receivables	460,052
Due from a related party	3,934,014
Total current assets	11,724,338

PROPERTY, PLANT & EQUIPMENT, NET	14,681,814
LAND USE RIGHT, NET OF AMORTIZATION	344,950

TOTAL ASSETS	$26,751,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loans	$5,149,878
Accounts payable	1,058,239
Notes payables	725,986
Accrued expenses and other payables	248,886
VAT payable	152,455
Income tax payable	472,135
Total current liabilities	7,807,579

LONG-TERM BANK LOAN	3,814,064

TOTAL LIABILITIES	$11,621,643

MINORITY INTERESTS	113,480

STOCKHOLDERS’ EQUITY
Common stock, Par value $0.01; 8,000,000 shares authorized; $0.01 par value; 8,000,000 shares issued and outstanding on March 31, 2008	$80,000
Additional paid in capital	10,115,277
Capital reserves	2,122,169
Accumulated deficit	(350,336)
Other comprehensive income	3,048,869
TOTAL STOCKHOLDERS’ EQUITY	$15,015,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,751,102

See accompanying notes to the consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
REVENUE	$5,737,843	$4,654,155

COST OF SALES	4,386,109	3,943,637

GROSS MARGIN	1,351,734	710,518

EXPENSES
General & Administrative	412,737	311,447
Sales & Marketing	10,057	14,806
Finance	201,411	192,091

TOTAL OPERATING EXPENSES	624,205	518,344

OPERATING INCOME	727,529	192,174

OTHER INCOME	62,986	80,614

NET INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	790,515	272,788

PROVISION FOR INCOME TAXES	156,297	50,748

NET INCOME BEFORE MINORITY INTERESTS	$634,218	$222,040

MINORITY INTERESTS	7,666	-

NET INCOME	$626,552	$222,040

OTHER COMPREHENSIVE INCOME

Gain on Foreign Exchange Translation	829,480	262,029

COMPREHENSIVE INCOME	$1,456,032	$484,069

NET INCOME PER SHARE, BASIC & DILUTED	$0.182	$0.061

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000

See accompanying notes to the consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$626,552	$222,040
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	408,473	450,773
Amortization of land use rights	2,231	2,062
Minority interests	7,666	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	366,657	606,688
Increase in amount due from a related party	(3,939,094)	-
(Increase) decrease in inventories	(268,825)	330,245
Decrease (increase) in prepaid expenses and other receivable	17,828	(668,367)
Decrease in accounts payable	(361,746)	(506,466)
Increase (decrease) in accrued expenses and other payables	145,295	(24,612)
Decrease in amount due to a related party	-	(7,781,350)
(Decrease) increase in notes payable	(359,970)	6,158,559
(Decrease) increase in taxes payable	(97,032)	109,723
Net cash used in operating activities	(3,451,965)	(1,100,705)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(86,181)	(103,589)
Net cash used in investing activities	(86,181)	(103,589)

Cash Flows From Financing Activities:
Proceeds from bank loans	8,963,942	7,132,372
Repayment of bank loans	(6,923,104)	(6,900,231)
Decrease in pledged deposits	1,224,787	389,121
Decrease in staff welfare fund	(1,871)	-
Net cash provided from financing activities	3,263,754	621,262

Net decrease in cash and cash equivalents	(274,392)	(583,032)

Effect of foreign exchange rate changes and cash equivalents	273,924	51,412

Cash and cash equivalents, at Beginning of Period	121,574	648,810

Cash and cash equivalents, at the End of Period	$121,106	$117,190

See accompanying notes to the consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements of Great East Bottles & Drinks (China) Holdings, Inc. (“GEBD” or the “Company”), Citysky Investment Holdings, Inc. (“Citysky”) and subsidiaries for the three months ended March 31, 2008 and 2007 are not audited. The financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for a full year period.

NOTE 2 - PRINCIPLES OF CONSOLIDATION AND BUSINESS COMBINATIONS

Business Combinations and Acquisitions

The Company was incorporated on July 8, 1983 and was engaged in the business of providing specialty printing services to the commercial printing industry. On April 16, 2008, the Company’s board of directors and its shareholders approved an amendment to its amended and restated articles of incorporation changing the Company’s name from “JOMAR Specialties, Inc.” to “Great East Bottles & Drinks (China) Holdings, Inc.”.

On March 10, 2008, the Company entered into and closed a Share Exchange Agreement (the “Share Exchange Agreement”) with Citysky and the sole shareholder of Citysky (“Shareholder”) to acquire 100% ownership of Citysky from the Shareholder at a consideration of 6,492,000 shares of the Company’s common stock to the Shareholder (the “Exchange Shares”). Immediately upon completion of the share exchange transaction through issuance of the Exchange Shares, the Company had a total of approximately 8,000,000 shares of its common stock issued and outstanding.

Citysky, through its China-based subsidiaries, manufacture beverage bottles that are primarily made from polyethelyne terephthelate, or PET, which is a type of plastic that has desirable characteristics for packaging including clear and a wide range of color and shape, tough, good resistance to heat, moisture and the ability to dilute acid. The Company’s beverage bottles are manufactured in China and are sold to major Carbonated Soft Drink (“CSD”) suppliers in China including Coca-Cola and Pepsi.

Citysky owns and operates three subsidiaries in the People’s Republic of China (“China” or “PRC”) including:

1. Hangzhou Great East Packaging Co., Limited through Great East Packaging International Limited, a British Virgin Islands company
2. Nanjing Great East Packaging Co., Limited through Great East Packaging (Nanjing) Limited, a British Virgin Islands company
3. Xian Great East Packaging Co., Limited through Great East Packaging (Xian) Limited, a British Virgin Islands company

Each of these subsidiaries is a wholly foreign-owned enterprise registered in China.

Principles of Consolidation

For quarter ended and as of March 31, 2008, the unaudited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiaries:

1.	Citysky
2.	Great East Packaging International Limited, which owns 99% equity of Hangzhou Great East Packaging Co., Limited
3.	Great East Packaging (Nanjing) Limited, which owns 100% equity of Nanjing Great East Packaging Co., Limited
4.	Great East Packaging (Xian) Limited, which owns 100% of Xian Great East Packaging Co., Limited

The Company acquired 100% ownership of Citysky. The accompanying unaudited financial statements are based upon the historical consolidated balance sheets and consolidated statements of operations of the Company and Citysky. The unaudited consolidated balance sheet has been prepared as if the acquisition occurred on December 31, 2007. The unaudited consolidated statements of operations for the period ended March 31, 2008 and March 31, 2007 have been prepared as if the acquisition had occurred on January 1, 2007. The statements are based on accounting for the business combination as a reverse acquisition, whereby the Company will be the surviving corporate entity, but Citysky is the accounting acquirer. As Citysky is the accounting acquirer in a transaction accounted for as a purchase in accordance with generally accepted accounting principles, the purchase price has been allocated to the Company's assets and liabilities based upon preliminary estimates of their respective fair values.

The accompanying consolidated financial statements include the accounts of the Company and the Company’s subsidiaries. All significant inter-company balances and transactions have been eliminated. The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Economic and Political Risk

The Company’s major operations are conducted in the PRC. Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC’s economy may influence the Company’s business, financial condition, and results of operations.

The Company’s major operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

(b)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in Hong Kong and China through its wholly-owned subsidiaries.

(c)	Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company has recorded an allowance for doubtful accounts of $55,082 at March 31, 2008 and December 31, 2007. There were no bad debts incurred for three months ended March 31, 2008 and 2007.

(d)	Inventories

Inventories consisting of raw materials, work-in-progress, goods in transit and finished goods are stated at the lower of cost or net realizable value. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Inventory costs are calculated using a weighted average, first in first out (FIFO) method of accounting.

(e)	Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. The cost of maintenance and repairs is charged to the statement of income as incurred, whereas significant renewals and betterments are capitalized. The cost and the related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

(f)	Land Use Right

According to the law of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government for 40 to 50 years.

Land use right represent the cost for purchasing the right to use the leasehold land for the production facilities of Hangzhou Great East Packaging Co., Limited and Nanjing Great East Packaging Co., Limited. It is stated at cost less amortization. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Amortization expense was $2,231 and $2,062 for the quarters ended March 31, 2008 and 2007, respectively.

(g)	Depreciation and Amortization

The Company provides for depreciation of plant and equipment principally by use of the straight-line method for financial reporting purposes. Plant and equipment are depreciated over the following estimated useful lives:

Building	20 years
Leasehold improvement	5 years
Office equipment	5 years
Machinery and equipment	5 - 10 years
Transportation equipment	5 years

The depreciation expense for the three months ended March 31, 2008 and 2007 amounted to $408,473 and $450,773, respectively.

(h)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the quarters ended March 31, 2008 and 2007.

(i)	Income Tax

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The Company allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

In accordance with the relevant tax laws and regulations of PRC and Hong Kong, the corporation income tax rate applicable ranges from 17.5% to 33.0%. At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by the PRC. The Company incurred income tax expense of $156,297 and $50,748 for the quarters ended March 31, 2008 and 2007, respectively.

(j)	Fair Value of Financial Instruments

The carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. Term debt secured by various properties have interest rates attached to them commensurate with the finance market at the time and management believes approximate fair values in the short as well as the long term. It is currently not practicable to estimate the fair value of the other debt obligations because these note agreements contain unique terms, conditions, covenants and restrictions which were negotiated at arm's length with the Company's lenders, and there is no readily determinable similar instrument on which to base an estimate of fair value. Accordingly, no computation or adjustment to fair value has been determined.

(k)	Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

a) Persuasive evidence of an arrangement exists,
b) Delivery has occurred,
c) The seller's price to the buyer is fixed or determinable, and
d) Collectibility is reasonably assured.

(l)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2008 and December 31, 2007, there was no dilutive security outstanding.

(m)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

(n)	Retirement Benefits

The country of PRC mandates companies to contribute funds into the national retirement system, which benefits qualified employees based on where they were born within the country. The Company pays the required payment of qualified employees of the Company as a payroll tax expense. Very few employees in the Company fall under the mandatory conditions requiring the Company to pay as a payroll tax expense into the retirement system of the PRC.

The Company's PRC subsidiaries are required to make appropriations to staff welfare fund, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC. Appropriations to the staff welfare fund are made at the discretion of the Board of Directors. The staff welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

The Company provides no other retirement benefits to its employees.

(o)	Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain, net of tax.

(p)	Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The translation rates are as follows:

	March 31, 2008	December 31, 2007

Year end RMB : US$ exchange rate	0.1423	0.1370
Average yearly RMB : US$ exchange rate	0.1396	0.1315

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/US$ exchange rate into a flexible rate under the control of the PRC's government.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

NOTE 4 - ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	March 31, 2008	December 31, 2007

Accounts receivable	$2,114,991	$2,481,648
Less: Allowance for doubtful accounts	(55,082)	(55,082)

Accounts receivable, net	$2,059,909	$2,426,566

NOTE 5 - INVENTORIES

Inventories consisting of raw materials, work-in-progress, goods-in-transit and finished goods are stated at the lower of weighted average cost or market value. Inventories are PET CSD bottles and its raw material, PET, that is used to manufacture the PET CSD bottles.

Inventories as of March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007

Raw materials	$1,110,269	$850,545
Work-in-progress	716,089	796,190
Finished goods	379,284	352,010
Goods-in-transit	62,144	216

Total	$2,267,786	$1,998,961

NOTE 6 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses consists of payments and deposits made by the Company to third parties in the normal course of business operations with no interest being charged and no fixed repayment terms. These payments are made for the purchase of goods and services that are used by the Company for its current operations.

The Company evaluates the amounts recorded as prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

Prepaid expenses and other receivables as of March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007

Prepaid expenses	$267,015	$298,696
Other receivables	193,037	179,184

Total	$460,052	$477,880

NOTE 7 – DUE FROM A RELATED COMPANY

Due from a related company consists of advances to Great East Packaging Holdings Limited (“GEPH”). GEPH is related to the Company because of the common ownership with the sole shareholder of the Company.

Due from a related company consists of short term borrowing to Great East Packaging Holdings Limited (“GEPH”). The short term borrowing bears a 9% interest per annum for a 3 months period commencing from March 31, 2008 to June 30, 2008. GEPH is related to the Company because of the common ownership with the sole shareholder of the Company.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned and operated by the Company’s wholly owned subsidiaries in China. Property, plant and equipment as of March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007

At cost:
Buildings	$2,222,631	$2,140,326
Machinery	27,311,627	26,217,279
Leasehold improvement	387,371	373,156
Office equipment	1,182,668	1,143,358
Transportation vehicles	618,081	595,193
	31,722,378	30,469,312

Less: Accumulated depreciation	(17,040,564)	(16,011,888)

Property, plant and equipment, net	$14,681,814	$14,457,424

Depreciation expense for the quarters ended March 31, 2008 and 2007, was $408,473 and $450,773, respectively.

NOTE 9 - LAND USE RIGHT

Land use rights of the Company are being amortized using the straight-line method over the lease term of 40 to 50 years.

Amortization expense for the quarter ended March 31, 2008 and March 31, 2007 was $2,231 and $2,062, respectively.

NOTE 10 - ACCRUED EXPENSES AND OTHER PAYABLES

Other payables consist of amounts owed by the Company to various entities that are incurred by the Company outside of the normal course of business operations. These liabilities are non interest bearing and are payable within a year.

Accrued expenses and other payables as of March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007

Accrued expenses	$163,901	$17,399
Other payables	84,985	86,192

Total	$248,886	$103,591

NOTE 11 - NOTES PAYABLE

Notes payable are bank guaranteed notes collected by suppliers. All the notes are interest-free and are to be repaid within 6 months.

NOTE 12 - BANK LOANS

The Company has entered into an arrangement with several banks to borrow funds on a short term basis to purchase raw materials or finance the business operations of the Company. Bank loans as of March 31, 2008 included HKD and RMB bank loans whereas bank loans as of December 31, 2007 included RMB bank loans only. The table below sets for the amounts owed by the Company to these banks along with the stated interest rate charge by these banks.

The Company has entered into an arrangement with several banks to borrow funds on a long term basis to finance the operations of the Company.

Bank loans of the Company as of March 31, 2008 and December 31, 2007 were summarized as follows:

	Interest rate		Bank loans balance
	As of		As of
Name of banks	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007

China Construction Bank	6.766%	6.757%	$2,134,423	$2,740,513
Industrial and Commercial Bank of China	8.019%	8.019%	1,252,195	1,205,826
Bank of Communications	5.115%	5.115%	1,138,359	1,096,205
DBS Bank (Hong Kong) Limited	7.320%	7.320%	1,886,406	1,878,369
Hang Seng Bank Limited	7.750%	-	2,552,559	-
Others			-	2,191
			$8,963,942	$6,923,104
Less:
Repayable after one year but within two years			(680,626)	(347,754)
Repayable after two years but within five years			(2,271,615)	(1,228,789)
Repayable after five years			(861,823)	-

Current portion			$5,149,878	$5,346,561

The maturity of the above bank loans are summarized as follows:

			Bank loans balance
			As of
Name of banks	Drawn down currency	Due date	March 31, 2008	December 31, 2007

China Construction Bank	RMB	March 2008	$-	$685,128
China Construction Bank	RMB	April 2008	711,474	685,128
China Construction Bank	RMB	June 2008	1,422,949	1,370,257
Industrial and Commercial Bank of China	RMB	September 2008	1,252,195	1,205,826
Bank of Communications	RMB	June 2008	1,138,359	1,096,205
DBS Bank (Hong Kong) Limited	RMB	November 2012	1,886,406	1,878,369
Hang Seng Bank Limited	HKD	February 2015	1,270,508	-
Hang Seng Bank Limited	HKD	March 2015	1,282,051	-
Others				2,191
			$8,963,942	$6,923,104

All bank loans were secured and guaranteed by the followings:

Secured by:	Building and land use rights of the Company
Building and land use rights of Nanjing Crystal Pines Beverages & Packaging Co. Ltd., a related company

Guaranteed by:	Directors
Mr. Guy Chung
Mr. Stetson Chung
Related companies
Shanghai Great East Packaging Co. Ltd.
Shenyang Great East Packaging Co. Ltd.
Great East Packaging Holdings Ltd.
Janwise Limited
Great East Packaging (Hong Kong) Limited

Interest expenses for the bank loan were $171,170 and $121,916 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 13 - INCOME TAX

(a) Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of the British Virgin Islands (the “BVI”) and the PRC, the statutory corporate income tax rates are 0% in BVI and 15% to 33% in the PRC. The corporate income tax rates applicable to the Company and its subsidiaries for the quarters ended March 31, 2008 and 2007 were as follows:

	Place of incorporation	March 31, 2008	March 31, 2007

Citysky	BVI	0%	0%
Great East Packaging (Nanjing) Limited	BVI	0%	0%
Great East Packaging International Limited	BVI	0%	0%
Great East Packaging (Xian) Limited	BVI	0%	0%
Hangzhou Great East Packaging Co., Limited	PRC	27%	27%
Nanjing Great East Packaging Co., Limited	PRC	27%	27%
Xian Great East Packaging Co., Limited	PRC	33%	33%

The actual and effective corporate income tax was 19.8% and 18.6% for the quarters ended March 31, 2008 and 2007, respectively. The PRC subsidiaries of the Company are registered as foreign investment enterprises.

	For the period ended March 31,
	2008	2007

Net income before provision for income taxes	$790,515	$272,788

Tax at the applicable rate: 15% to 33%	213,439	73,653
Tax effect of tax exemption	(17,797)	(6,742)
Tax effect of income not subject to tax	(39,345)	(16,163)

TOTAL	$156,297	$50,748

The provisions for income taxes for each of the two periods ended March 31, 2008 and 2007 are summarized as follows:

	As of March 31,
	2008	2007

Current	$156,297	$50,748
Deferred	-	-

TOTAL	$156,297	$50,748

The permanent difference originated from the tax exemption enjoyed by the subsidiaries of the Company for the periods ended March 31, 2008 and 2007 under the PRC tax regulations.

There are no other timing differences between reported book or financial income and income computed for income tax purposes. Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

(b) Value Added Tax ("VAT")

There is no VAT under current tax laws in the BVI.

In accordance with the current tax laws in the PRC, the VAT rate for export sales is 0% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The PRC subsidiaries of the Company are required to remit the VAT they collects to the tax authority, but may offset these tax liabilities from the VAT for the taxes that they have paid on eligible purchases. The VAT payable balance of $152,455 and $342,178 at March 31, 2008 and December 31, 2007, respectively has been accrued and reflected as taxes payable in the accompanying consolidated balance sheets.

NOTE 14 - COMMON STOCK

The Company authorized 8,000,000 shares $0.01 par value of common stock. The Company has a total of 8,000,000 shares of common stock outstanding as of March 31, 2008.

On March 10, 2008, the Company entered into and completed the Share Exchange Agreement with Citysky and the Shareholder. Pursuant to the terms of the Share Exchange Agreement, the Company acquired 100% ownership of Citysky from the Shareholder. Consideration by the Company was the issuance of 6,492,000 shares of its common stock to the Shareholder. Subsequent to the completion of the Share Exchange Agreement, Citysky became a wholly owned subsidiary of the Company. See also NOTE 2.

NOTE 15 – CONTINGENCIES AND COMMITMENTS

As of March 31, 2008 and December 31, 2007, Nanjing Great East Packaging Co., Limited and Xian Great East Packaging Co., Limited, the subsidiaries of the Company, had arranged three non-cancelable operating leases with three third parties for their production plants. The expected annual lease payments under these operating leases are as follows:

	March 31, 2008	December 31, 2007
For the year ended December 31,
2008	$117,350	$153,846
2009	70,754	68,132
2010	70,754	68,132
2011	29,481	28,388

TOTAL	$288,339	$318,498

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Note regarding forward – looking statements

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes" "management believes" and similar language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, specifically Forms 10-K, 10-QSB and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

Except as otherwise indicated by the context, references in this Form 10-Q to “ “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to Great East Bottles and Drinks (China) Holdings, Inc., a Florida corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104. All of the following criteria must exist in order for us to recognize revenue:

1. Persuasive evidence of an arrangement exists;
2. Delivery has occurred;
3. The seller's price to the buyer is fixed or determinable; and
4. Collectability is reasonably assured.

The majority of the Company's revenue results from sales contracts with direct customers and revenues are generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations - Three Months Ended March 31, 2008 as Compared to Three Months Ended March 31, 2007

The following table summarizes the results of our operations during the three-month period ended March 31, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2008 to the three-month period ended March 31, 2007.

	Three months ended March 31,
	2008	2007	Increase	% Increase
Revenue	$5,737,843	$4,654,155	$1,083,688	23.3%
Cost of sales	4,386,109	3,943,637	442,472	11.2%
Gross profit	1,351,734	710,518	641,216	90.2%
General & administrative	412,737	311,447	101,290	32.5%
Sales & marketing	10,057	14,806	(4,749)	(32.1)%
Finance	201,411	192,091	9,320	4.9%
Income from operations	727,529	192,174	535,355	278.6%
Other income	62,986	80,614	(17,628)	(21.9)%
Provision for taxation	156,297	50,748	105,549	208.0%
Minority interests	7,666	-	7,666	N/A
Net income	626,552	222,040	404,512	182.2%

Revenues

Sales revenue increased from $4,654,155 in the first quarter of 2007 to $5,737,843 in the same period in 2008, representing a 23.3% increase. The increase in revenue was mainly due to the increase in demand of PET bottles from Coca - Cola and Pepsi, which are our major customers.

Cost of sales and gross margin

Cost of sales increased from $3,943,637 in the first quarter of 2007 to $4,386,109 in the same period in 2008, representing a 11.2% increase. The increase was due to the increase in sales in the first quarter of 2008 as compared to the same period last year. We recorded a gross margin of 23.6% in the first quarter of 2008, an increase of 54.2% as compared to 15.3% in the same period last year. The increase was mainly due to the increase in production volume, which lowered the per unit fixed costs.

Sales and marketing

Sales and marketing expenses decreased by $4,749 or 32.1% from $14,806 in first quarter 2007 to $10,057 in the same period 2008. We implemented cost controls on our sales team’s travel and entertainment expenses in the year of 2008, which reduced the sales and marketing expenses.

General and administrative

General and administrative expenses increased from $311,447 in the first quarter of 2007 to $412,737 for the same period 2008, representing an increase of $101,290 or 32.5%. The increase was mainly due to significant increase in staff costs, including salary and insurance costs as a result of the implementation of the PRC Labor Contract Law commencing January 1, 2008.

Finance
Finance costs increased by $9,320 or 4.9% from $192,091 for the first quarter of 2007 to $201,411 for the same period 2008. This was mainly due to the increase in average bank borrowing interest rates in China during the three month period ended March 31, 2008.

Net income

Net income for the first quarter ended 2008 was $625,240 as compared to $222,040 in the same period 2007. The material increase was mainly attributable to the increase in sales and the improved in gross margin during the period.

Liquidity and Capital Resources

Cash

Our cash balance at March 31, 2008 was $121,106, representing a slight increase of $3,916, or 3.3%, compared with our cash balance of $117,190 as at March 31, 2007. The cash balances are comparable between the two balance sheet dates. The cash is mainly used to fund our operations. .

Cash flow

Operating Activities

Net cash outflows from operating activities during the three months ended March 31, 2008 amounted to $3,451,965, representing an increase in outflow of $ 2,351,260 compared with net cash outflows from operating activities of $1,100,705 in the same period of 2007. The increase in cash outflow was primarily due to lending an interest bearing short term borrowing to one of our related companies during the period ended March 31, 2008.

Investing Activities

Net cash outflow from investing activities decreased from $103,589 for the first quarter ended 2007 to $86,181 for the same period of 2008, representing a decrease of 16.8%. The net cash outflows for both periods were mainly attributable to payments made for purchases of normal replacements of domestic production equipment.

Financing Activities

Net cash flow provided from financing activities was $3,263,754 for the first quarter of 2008, representing an increase of $2,642,492 or 425.3% over the net cash inflow of $621,262 recorded in the same period of 2007. The change was due to the increase in our loan drawn down and the decrease in pledged deposits required by bank detailed in NOTE 12 of our financial statements for period ended March 31, 2008.

Working capital

Our working capital increased by $3,493,261 to $3,916,759 at March 31, 2008 from $423,498 at December 31, 2007, primarily due to the increase in loan drawn down during the first quarter of 2008.

We currently generate our cash flow through production and sales of PET bottles and PET performs in China. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of March 31, 2008, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the three months ended March 31, 2008 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 7.766 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and interest rates, which could impact our results of operations and financial position. We do not currently engage in any hedging or other market risk management tools, and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the quarter ended March 31, 2008, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

All of our sales denominated in foreign currencies are denominated in the Chinese Renminbi. Our principal exchange rate risk therefore exists between the U.S. dollar and this currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

Inflation has not had a material impact on the Company's business in recent years.

Currency Exchange Fluctuations

All of the Company's revenues are denominated in Chinese Renminbi, while its expenses are denominated primarily in Chinese Renminbi ("RMB"). The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars had generally been stable and RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the U.S. dollar. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the RMB from the United States dollar. At the recent quarterly regular meeting of People's Bank of China, its Currency Policy Committee affirmed the effects of the reform on RMB exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of RMB has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions as described below:

1.
The Company's business is characterized by new product and service development and evolving industry standards and regulations. Inherent in the Company's business are various risks and uncertainties, including the impact from the volatility of the stock market, limited operating history, uncertain profitability and the ability to raise additional capital.

2.
Approximately 100% of the Company's revenue is derived from China. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

3.	If the Company is unable to derive any revenues from China, it would have a significant, financially disruptive effect on the normal operations of the Company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and acting Chief Financial Officer ("Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, our Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our Company required to be disclosed in our periodic filings with the SEC.

Changes in internal controls

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

Sarbanes – Oxley Act 404 compliance

The Company anticipates that it will be fully compliant with Section 404 of the Sarbanes-Oxley Act of 2002 by the required date for smaller reporting companies and it is in the process of reviewing its internal control systems in order to be compliant with Section 404 of the Sarbanes-Oxley Act. However, at this time the Company makes no representation that its systems of internal control comply with Section 404 of the Sarbanes-Oxley Act.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company may from time to time be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation that it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM 1A RISK FACTORS

Risks Related to Our Business

Our expansion strategy may not be proven successful.

One of our key strategies to grow our business is to aggressively expand our production capacity. We will need to engage in various forms of capacity expansion activities at corporate level, and of production activities at operational level in order to carry out our plans. Therefore, the Company’s proposed operations are subject to all of the risks inherent in the unforeseen costs and expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the bottled water industry in general. Despite our best efforts, we may never overcome these obstacles to financial success. There can be no assurance that the Company’s efforts will be successful or result in revenue or profit, or that investors will not lose their entire investment

Supplying PET bottles to beverage and service companies constitutes a major portion of our revenue. Any delays in delivery may affect our sales, damage our long-term relationship with our client, and even incur penalty.

Sales made to beverage and service companies account for a large portion of our total sales. Recently, our production capacity is at more than 95%. If we failed in deliver the goods to those companies on time, we may run into a risk of damaging our long-term relationship with the client.

Our results of operations may fluctuate due to seasonality.

Our sales are subject to seasonality. For example, we typically experience higher sales of bottled water in summer time in coastal cities while the sales remain constant through out the entire year in some inland cities. In general, we believe our sales will be higher in the second and third quarter of the year when the weather is hot and dry, and lower in the fourth and first quarter of the year when the weather is cold and wet. Sales peak during the months from June to September. Sales can also fluctuate during the course of a financial year for a number of other reasons, including weather conditions and the timing of advertising and promotional campaigns. As a result of these reasons, our operating results may fluctuate. In addition, the seasonality of our results may be affected by other unforeseen circumstances, such as production interruptions. Due to these fluctuations, comparison of sales and operating results between the same periods within a single year, or between different periods in different financial years, are not necessarily meaningful and should not be relied on as indicators of our performance.

Increases in raw material prices that we are not able to pass on to our some of our customers would reduce our profit margins

The principal raw materials we use in our production, is subject to a high degree of price volatility caused by external conditions like price fluctuations of PET raw materials-the byproducts of oil, which account for a significant portion of our product cost. We cannot guarantee that the price we pay for our raw materials will be stable in the future. Price changes to our raw materials may result in unexpected increases in production, packaging and distribution costs, and we may be unable to increase the prices of our final products to offset these increased costs to some of our customers for instance, Pepsi, and therefore may suffer a reduction to our profit margins. We do not currently hedge against changes in our raw material prices.

We face increasing competition from both domestic and foreign companies, which may affect our market share and profit margin.

The PET bottles industry in China is highly competitive, and we expect it to continue to become even more competitive. Our ability to compete against these enterprises is, to a significant extent, dependent on our ability to distinguish our products from those of our competitor by providing high quality products at reasonable prices that appeal to consumers. Some of our competitors may have been in business longer than we have, may have substantially greater financial and other resources than we have and may be better established in their markets. Our competitors in any particular market may also benefit from raw material sources or production facilities that are closer to such markets, which provide them with competitive advantages in terms of costs and proximity to consumers.

We cannot assure you that our current or potential competitors will not provide products comparable or superior to those we provide or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that there will be significant consolidation in the PET bottle industry among our competitors, alliances may develop among competitors and these alliances may rapidly acquire significant market share. Furthermore, competition may lead competitors to substantially increase their advertising expenditures and promotional activities or to engage in irrational or predatory pricing behavior. We also cannot assure you that third parties will not actively engage in activities, whether legal or illegal, designed to undermine our brand name and product quality or to influence consumer confidence in our product. Increased competition may result in price reductions, reduced margins and loss of market share, any of which could materially adversely affect our profit margin. We cannot assure you that we will be able to compete effectively against current and future competitors.

Changes in the existing laws and regulations or additional or stricter laws and regulations on environmental protection in China may cause us to incur significant capital expenditures, and we cannot assure that we will be able to comply with any such laws and regulations.

We carry on our business in an industry that is subject to PRC environmental protection laws and regulations. These laws and regulations require enterprises engaged in manufacturing and construction that may cause environmental waste to adopt effective measures to control and properly dispose of waste gases, waste water, industrial waste, dust and other environmental waste materials, as well as fee payments from producers discharging waste substances. Fines may be levied against producers causing pollution. If failure to comply with such laws or regulations results in environmental pollution, the administrative department for environmental protection can levy fines. If the circumstances of the breach are serious, it is at the discretion of the central government of the PRC including all governmental subdivisions to cease or close any operation failing to comply with such laws or regulations. There can also be no assurance that operation will fail to comply with such laws or regulations. There can also be no assurance that the PRC government will not change the exiting laws or regulations or impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditure, which we may be unable to pass on to our customers through higher prices for our products. In addition, we cannot assure that we will be able to comply with any such laws and regulations.

We may not successfully manage our growth.

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and administrative, operational, and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

We rely on key executive officers. Their knowledge of our business and technical expertise would be difficult to replace.

We were founded in 1994 by Mr. Chung A San Guy. Since then, Mr. Stetson Chung, the son of Mr. Chung A San Guy and our highly experienced senior management team has developed us into a large scale PET bottle production company. Stetson Chung, together with other senior management, has been the key driver of our strategy and has been fundamental to our achievements to date. The successful management of our business is, to a considerable extent, dependent on the services of Stetson Chung and other senior management. The loss of the services of any key management employee or failure to recruit a suitable or comparable replacement could have a significant impact upon our ability to manage our business effectively and our business and future growth may be adversely affected.

The concentrated ownership of our common stock may have the effect of delaying or preventing a change in control of our Company.

Our directors, officers, key personnel and their affiliates as a group beneficially own a majority of our outstanding common stock. As a result, these stockholders will be able to continue to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of mergers, acquisitions and other significant corporate transactions.

Because our assets and operations are located outside the United States and a majority of our officers and directors are non-United States citizens living outside of the United States, investors may experience difficulties in attempting to enforce judgments based upon United States federal securities laws against us and our directors. United States laws and/or judgments might not be enforced against us in foreign jurisdictions.

All of our operations are conducted through a subsidiary corporation organized and located outside of the United States, and all the assets of our subsidiary are located outside the United States. In addition, all of our officers and directors are foreign citizens. As a result, it may be difficult or impossible for U.S. investors to enforce judgments made by U.S. courts for civil liabilities against our operating entities or against any of our individual directors or officers. In addition, U. S. investors should not assume that courts in the countries in which our subsidiary is incorporated or where the assets of our subsidiary are located (i) would enforce judgments of U.S. courts obtained in actions against us or our subsidiary based upon the civil liability provisions of applicable U.S. federal and state securities laws or (ii) would enforce, in original actions, liabilities against us or our subsidiary based upon these laws.

We are subject to the reporting requirements of federal securities laws, which can be expensive.

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained a privately-held company.

Because we became public by means of a “reverse merger”, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

There is not now, and there may not ever be, an active market for our common stock.

There currently is no market for our common stock. Further, although our common stock may be quoted on the OTC Bulletin Board, trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. There can be no assurance that a more active market for the common stock will develop.

We cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

We plan to list our common stock on the American Stock Exchange or the NASDAQ Capital Market as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of either of those or of any other stock exchange, or that it will be able to maintain any such listing. Until the common stock is listed on an exchange, we expect that it would be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

There may be issuances of shares of preferred stock in the future.

Although we currently do not have preferred shares outstanding, the board of directors could authorize the issuance of a series of preferred stock that would grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to common stockholders, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. To the extent that we do issue preferred stock, the rights of holders of common stock could be impaired thereby, including without limitation, with respect to liquidation.

We have never paid dividends.

We have never paid cash dividends on our common stock and do not anticipate paying any for the foreseeable future.

Our common stock is considered a “penny stock.”

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore is a “penny stock.” Broker and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares. In addition, if our common stock is quoted on the OTC Bulletin Board as anticipated, investors may find it difficult to obtain accurate quotations of the stock, and may find few buyers to purchase such stock and few market makers to support its price.

Risks relating to doing business in China

Substantially all of our business assets are located in China, and substantially all of our sales is derived from China. Accordingly, our results of operations, financial position and prospects are subject to a significant degree to the economic, political and legal development in China.

We derive a substantial portion of ours sales from China

Substantially all of our sales are generated from China. We anticipated that sales of our products in China will continue to represent a substantial proportion of our total sales in the near future. Any significant decline in the condition of the PRC economy could adversely affect consumer buying power and reduce consumption of our products, among other things, which in turn would have a material adverse effect on our business and financial condition.

Our inability to diversify our operations may subject us to economic fluctuations within our industry.

Our limited financial resources reduce the likelihood that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one business area will subject us to economic fluctuations within the bottled water industry and therefore increase the risks associated with our operations.

Our ability to implement our planned development is dependent on many factors, including the ability to receive various governmental permits.

In accordance with PRC laws and regulations, we are required to maintain various licenses and permits in order to operate our business at each of our production facilities including, without limitation, hygiene permits and industrial products production permits. We are required to comply with applicable hygiene and food safety standards in relation to our production processes. Failure to pass these inspections, or the loss of or suspend some or all of our production activities, could disrupt our operations and adversely affect our business.

The Company faces the risk that changes in the policies of the Chinese government could have a significant impact upon our ability to sustain our growth and expansion strategies.

Since 1978, the PRC government has promulgated various reforms of its economic system and government structure. These reforms have resulted in significant economic growth and social progress for China in the last two decades. Many of the reforms are unprecedented or experimental, and such reforms are expected to be modified from time to time. Although we can not predict whether changes in China’s political, economic and social conditions, laws, regulations and policies will have any materially adverse effect on our current or future business, results of operation or financial condition.

Our ability to continue to expand our business is dependent on a number of factors, including general economic and capital market conditions in China and credit availability from banks and other lenders in China. Recently, the PRC government has implemented various measures to control the rate of economic growth and tighten its monetary policies. Slower economic growth rate may in turn have an adverse effect on our ability to sustain the growth rate we have historically achieved due to the aggregate market demand for consumer goods like bottled water.

Failure to comply with the State Administration of Foreign Exchange regulations relating to the establishment of offshore special purpose companies by PRC residents may adversely affect our business operations.

On October 21, 2005, the State Administration of Foreign Exchange issued a new public notice which became effective on November 1, 2005. The notice requires PRC residents to register with the local State Administration of Foreign Exchange branch before establishing or controlling any company, referred to in the notice as a “special purpose offshore company”, outside of China for the purpose of capital financing. PRC residents who are shareholders of a special purpose offshore company established before November 1, 2005 were required to register with the local State Administration of Foreign Exchange Branch. Our beneficial owners need to comply with the relevant the State Administration of Foreign Exchange requirements in all material respects in connection with our investments and financing activities. If such beneficial owners fail to comply with the relevant the State Administration of Foreign Exchange requirements, such failure may subject the beneficial owners to fines and legal sanctions and may also adversely affect our business operations.

The outbreak of any severe contagious diseases in China, if uncontrolled, could adversely affect our results of operations.

The outbreak of any server communicable disease in China, if uncontrolled, could adversely affect the overall business sentiments and environment in China, which in turn may lead to slower overall gross domestic product growth in China. As our sales are currently derived from our Chinese operations, any contraction or slow down in the growth of the gross domestic product of China may adversely affect our financial condition, results of operations and future growth. In addition, if any of our employees are infected or affected by any severe communicable diseases outbreak, it could adversely affect or disrupt our production at the relevant production facility and adversely affect our business operations as we may be required to close our production facilities to prevent the spread of the disease. The spread of any severe communicable disease in China may also affect the operations of our distributors and suppliers, causing delivery disruptions which could in turn adversely affect our operating results and share price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 10, 2008, the Company entered into and completed a Share Exchange Agreement (the “Share Exchange Agreement”) with Citysky Investment Holdings, Inc. (“Citysky”) and Chung A San Guy, the sole shareholder of Citysky (“Shareholder”) to acquire 100% ownership of Citysky from the Shareholder by issuing 6,492,000 shares of the Company’s common stock. Such issuances were effected under Regulation S and Section 4(2) of the Securities Act of 1933, as amended, and appropriate legends were affixed to the share certificates and other instruments issued in such transaction. The Company had a total of approximately 8,000,000 shares of its common stock issued and outstanding upon completion of the Share Exchange Agreement.  On April 16, 2008, our Board of Directors approved a 1 for 5 forward stock split of our common stock.  The record date for the stock split was April 26, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to our security holders during the three month period ending March 31, 2008. On April 16, 2008, our shareholders approved, by written consent in lieu of a meeting, an amendment to our Amended and Restated Articles of Incorporation changing our name to Great East Bottles & Drinks (China) Holdings, Inc.

ITEM 5. OTHER INFORMATION

Our Board of Directors has appointed Stetson Chung as acting Chief Financial Officer of the Company pending its search for a permanent Chief Financial Officer.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.

Dated: May 14, 2008.	/s/ Stetson Chung
Stetson Chung
Chief Executive Officer, acting Chief Financial Officer; and Director