Form 10-Q
period 2008-06-30
Great East Bottles & Drinks (China) Holdings, Inc
filed 2008-08-14
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
or
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

Large Accelerated Filer: ☐ Accelerated Filer: ☐ Non-Accelerated Filer: ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

 As of August 14, 2008, the issuer had 40,000,000 shares of common stock outstanding.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2008
(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$184,167
Pledged deposits	5,046,444
Accounts receivable, net	3,260,388
Inventories, net	1,959,891
Deposits, prepaid expenses and other receivables	1,711,368
Due from a related party	4,417,971
Total current assets	16,580,229

PROPERTY, PLANT & EQUIPMENT, NET	14,674,298
LAND USE RIGHT, NET OF AMORTIZATION	365,499

TOTAL ASSETS	$31,620,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loans	$2,794,097
Accounts payable	3,670,572
Notes payables	3,382,648
Accrued expenses and other payables	400,931
VAT payable	459,626
Income tax payable	304,502
Total current liabilities	11,012,376

LONG-TERM BANK LOAN	3,697,028
TOTAL LIABILITIES	$14,709,404

MINORITY INTERESTS	116,366
STOCKHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; $0.01 par value; 40,000,000 shares issued and outstanding on June 30, 2008	$400,000
Additional paid in capital	9,795,277
Capital reserves	2,122,140
Retained earnings	823,154
Other comprehensive income	3,653,685
TOTAL STOCKHOLDERS’ EQUITY	$16,794,256

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,620,026

See accompanying notes to the condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

REVENUE	$8,642,248	$7,175,102	$14,380,091	$11,829,257

COST OF SALES	6,590,338	5,622,951	10,976,447	9,566,588

GROSS MARGIN	2,051,910	1,552,151	3,403,644	2,262,669

EXPENSES
Selling and distributions	11,218	7,985	21,275	22,791
General and administrative	372,204	394,300	784,941	705,747
Finance	204,874	187,886	406,285	379,977
TOTAL OPERATING EXPENSES	588,296	590,171	1,212,501	1,108,515

INCOME FROM CONTINUING OPERATIONS	1,463,614	961,980	2,191,143	1,154,154

OTHER INCOME	54,533	81,131	117,519	161,745

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	1,518,147	1,043,111	2,308,662	1,315,899

PROVISION FOR INCOME TAXES	314,449	206,387	470,746	257,135

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	$1,203,698	$836,724	$1,837,916	$1,058,764

MINORITY INTERESTS	115	-	7,781	-

INCOME FROM CONTINUING OPERATIONS	$1,203,583	$836,724	$1,830,135	$1,058,764

DISCONTINUED OPERATIONS
Income from discontinued operations	$1,311	$-	$1,311	-
Loss on disposal of subsidiary	(31,405)	-	(31,405)	-
LOSS FROM DISCONTINUED OPERATIONS	$(30,094)	$-	$(30,094)	$-

NET INCOME	$1,173,489	$836,724	$1,800,041	$1,058,764

OTHER COMPREHENSIVE INCOME
Gain on Foreign Exchange Translation	604,816	257,412	1,434,296	519,441

COMPREHENSIVE INCOME	$1,778,305	$1,094,136	$3,234,337	$1,578,205

NET INCOME PER SHARE, BASIC & DILUTED	0.04	0.03	$0.08	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	40,000,000	40,000,000	40,000,000	40,000,000

See accompanying notes to the condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$1,800,041	$1,058,764
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	814,364	856,575
Amortization of land use rights	4,528	4,148
Minority interests	7,781	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(833,822)	347,485
Increase in amount due from a related party	(4,423,051)	-
Increase in inventories	39,070	342,664
Increase in prepaid expenses and other receivable	(1,233,488)	(698,907)
Increase (decrease) in accounts payable	2,250,587	(56,847)
Increase in accrued expenses and other payables	297,340	51,128
Decrease in amount due to a related party	-	(3,992,090)
Increase in notes payable	2,296,692	641,725
Increase in taxes payable	42,506	155,446
Net cash provided from (used in) operating activities	1,062,548	(1,289,909)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(128,660)	(430,702)
Net cash used in investing activities	(128,660)	(430,702)

Cash Flows From Financing Activities:
Proceeds from bank loans	6,491,125	7,635,923
Repayment of bank loans	(6,923,104)	(6,900,231)
(Increase) decrease in pledged deposits	(940,186)	1,081,455
Net cash (used in) provided from financing activities	(1,372,165)	1,817,147

Net (decrease) increase in cash and cash equivalents	(438,277)	96,536

Effect of foreign exchange rate changes and cash equivalents	500,870	472,417

Cash and cash equivalents, at Beginning of Period	121,574	648,810

Cash and cash equivalents, at the End of Period	$184,167	$1,217,763

See accompanying notes to the condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim financial statements of Great East Bottles & Drinks (China) Holdings, Inc. (“GEBD” or the “Company”), Citysky Investment Holdings, Inc. (“Citysky”) and subsidiaries for the three months and six months ended June 30, 2008 and 2007 are not audited. The financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2008 and the results of its operations for the three months and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007.

The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results for a full year period. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K.

All material inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in Hong Kong and China through its wholly-owned subsidiaries.

(b)	Inventories

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
(c)	Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

a) Persuasive evidence of an arrangement exists,
b) Delivery has occurred,
c) The seller's price to the buyer is fixed or determinable, and
d) Collectibility is reasonably assured.

(d)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2008 and December 31, 2007, there was no dilutive security outstanding.

(e)	Use of Estimates

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

(f)	Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, accounts receivable, prepayments, other receivables, taxes payable, accounts payable, notes payables, accrued expenses, debt, customer deposits and other payables. Management has estimated that the carrying amount approximates their fair value due to their short-term nature.

NOTE 4 - FOREIGN CURRENCY TRANSLATION

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

	June 30, 2008	December 31, 2007

Year end RMB : US$ exchange rate	0.1459	0.1370
Average yearly RMB : US$ exchange rate	0.1417	0.1315

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

NOTE 5 - PLEDGED DEPOSITS

Pledged deposits represented the bank deposits pledged to banks for the issuance of notes payable to suppliers.

NOTE 6 - INVENTORIES

Inventories consisting of raw materials, work-in-progress, goods-in-transit and finished goods are stated at the lower of weighted average cost or market value. Inventories are PET CSD bottles and its raw material, PET, that is used to manufacture the PET CSD bottles.

Inventories as of June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007

Raw materials	$948,254	$850,545
Work-in-progress	625,320	796,190
Finished goods	381,928	352,010
Goods-in-transit	4,389	216

Total	$1,959,891	$1,998,961

NOTE 7 - DUE FROM A RELATED COMPANY

Due from a related company consists of advances to Great East Packaging Holdings Limited (“GEPH”). GEPH is related to the Company because of the common ownership with the sole shareholder of the Company.

Due from a related company consists of short term borrowing to Great East Packaging Holdings Limited (“GEPH”). The short term borrowing bears a 9% and 8% interest per annum for a 3 months period commencing from March 31, 2008 to June 30, 2008 and 3 months period commencing from July 1, 2008 to September 30, 2008, respectively. GEPH is related to the Company because of the common ownership with the sole shareholder of the Company.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned and operated by the Company’s wholly owned subsidiaries in China. Property, plant and equipment as of June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007

At cost:
Buildings	$2,278,943	$2,140,326
Machinery	27,885,583	26,217,279
Leasehold improvement	393,596	373,156
Office equipment	1,229,116	1,143,358
Transportation vehicles	642,261	595,193
	32,429,499	30,469,312

Less: Accumulated depreciation	(17,755,201)	(16,011,888)

Property, plant and equipment, net	$14,674,298	$14,457,424

Depreciation expenses for the six months period ended June 30, 2008 and 2007 were $814,364 and $856,575, respectively.

NOTE 9 - BANK LOANS

The Company has entered into an arrangement with several banks to borrow funds on a short term basis to purchase raw materials or finance the business operations of the Company. Bank loans as of June 30, 2008 included HKD and RMB bank loans whereas bank loans as of December 31, 2007 included RMB bank loans only. The table below sets for the amounts owed by the Company to these banks along with the stated interest rate charge by these banks.

The Company has entered into an arrangement with several banks to borrow funds on a long term basis to finance the operations of the Company.

Bank loans of the Company as of June 30, 2008 and December 31, 2007 were summarized as follows:

	Interest rate		Bank loans balance
	As of		As of
Name of banks	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007

China Construction Bank	7.470%	6.757%	$875,400	$2,740,513
Industrial and Commercial Bank of China	8.019%	8.019%	1,282,891	1,205,826
Bank of Communications	-	5.115%	-	1,096,205
DBS Bank (Hong Kong) Limited	9.288%	7.320%	1,851,373	1,878,369
Hang Seng Bank Limited	7.250%	-	2,481,461	-
Others			-	2,191
			$6,491,125	$6,923,104
Less:
Repayable after one year but within two years			(657,811)	(347,754)
Repayable after two years but within five years			(2,267,439)	(1,228,789)
Repayable after five years			(771,778)	-

Current portion			$2,794,097	$5,346,561

The maturity of the above bank loans are summarized as follows:

			Bank loans balance
			As of
Name of banks	Drawn down currency	Due date	June 30, 2008	December 31, 2007

China Construction Bank	RMB	March 2008	$-	$685,128
China Construction Bank	RMB	April 2008	-	685,128
China Construction Bank	RMB	June 2008	-	1,370,257
China Construction Bank	RMB	Apr 2009	875,400	-
Industrial and Commercial Bank of China	RMB	September 2008	1,282,891	1,205,826
Bank of Communications	RMB	June 2008	-	1,096,205
DBS Bank (Hong Kong) Limited	RMB	November 2012	1,851,373	1,878,369
Hang Seng Bank Limited	HKD	February 2015	1,246,719	-
Hang Seng Bank Limited	HKD	March 2015	1,234,742	-
Others				2,191
			$6,491,125	$6,923,104

All bank loans were secured and guaranteed by the followings:

Secured by:	Building and land use rights of the Company
Building and land use rights of Nanjing Crystal Pines Beverages & Packaging Co. Ltd., a related company

Guaranteed by:	Directors
Mr. Guy Chung
Mr. Stetson Chung
Related companies
Shanghai Great East Packaging Co. Ltd.
Shenyang Great East Packaging Co. Ltd.
Great East Packaging Holdings Ltd.
Janwise Limited
Great East Packaging (Hong Kong) Limited

Interest expenses for the bank loan were $414,302 and $227,838 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 10 - INCOME TAX

(a) Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of the British Virgin Islands (the “BVI”) and the PRC, the statutory corporate income tax rates are 0% in BVI and 25% (2007: 27% to 33%) in the PRC. The corporate income tax rates applicable to the Company and its subsidiaries for the periods ended June 30, 2008 and 2007 were as follows:

	Place of incorporation	June 30, 2008	June 30, 2007

Citysky	BVI	0%	0%
Great East Packaging (Nanjing) Limited	BVI	0%	0%
Great East Packaging International Limited	BVI	0%	0%
Great East Packaging (Xian) Limited	BVI	0%	0%
Hangzhou Great East Packaging Co., Limited	PRC	25%	27%
Nanjing Great East Packaging Co., Limited	PRC	25%	27%
Xian Great East Packaging Co., Limited	PRC	25%	33%

The actual and effective corporate income tax was 20.4% and 19.5% for the periods ended June 30, 2008 and 2007, respectively. The PRC subsidiaries of the Company are registered as foreign investment enterprises.

	For the period ended June 30,
	2008	2007
Net income before provision for income taxes	$2,308,662	$1,315,899

Tax at the applicable rate: 25% (2007: 27% to 33%)	577,166	355,293
Tax effect of income not subject to tax	(106,420)	(98,158)

TOTAL	$470,746	$257,135

The provisions for income taxes for each of the two periods ended June 30, 2008 and 2007 are summarized as follows:

	As of June 30,
	2008	2007

Current	$470,746	$257,135
Deferred	-	-

TOTAL	$470,746	$257,135

The permanent difference originated from the tax exemption enjoyed by the subsidiaries of the Company for the periods ended June 30, 2008 and 2007 under the PRC tax regulations.

There are no other timing differences between reported book or financial income and income computed for income tax purposes. Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

(b) Value Added Tax ("VAT")

There is no VAT under current tax laws in the BVI.

In accordance with the current tax laws in the PRC, the VAT rate for export sales is 0% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The PRC subsidiaries of the Company are required to remit the VAT they collects to the tax authority, but may offset these tax liabilities from the VAT for the taxes that they have paid on eligible purchases. The VAT payable balance of $459,626 and $342,178 at June 30, 2008 and December 31, 2007, respectively has been accrued and reflected as VAT payable in the accompanying condensed consolidated balance sheets.

NOTE 11 - COMMON STOCK

The Company authorized 375,000,000 shares $0.01 par value of common stock as of June 30, 2008.

On March 10, 2008, the Company entered into and completed the Share Exchange Agreement with Citysky and the Shareholder. Pursuant to the terms of the Share Exchange Agreement, the Company acquired 100% ownership of Citysky from the Shareholder. Consideration by the Company was the issuance of 6,492,000 shares of its common stock to the Shareholder. Subsequent to the completion of the Share Exchange Agreement, Citysky became a wholly owned subsidiary of the Company and the Company had a total of 8,000,000 shares of its common stock issued and outstanding.

On April 16, 2008, our Board of Directors approved a 1 for 5 forward stock split of our common stock. The record date for the stock split was April 26, 2008. Upon the completion of forward split, the Company has a total of 40,000,000 shares of common stock outstanding.

NOTE 12 - CONTINGENCIES AND COMMITMENTS

As of June 30, 2008 and December 31, 2007, Nanjing Great East Packaging Co., Limited and Xian Great East Packaging Co., Limited, the subsidiaries of the Company, had arranged three non-cancelable operating leases with three third parties for their production plants. The expected annual lease payments under these operating leases are as follows:

	June 30, 2008	December 31, 2007
For the year ended December 31,
2008	$117,350	$153,846
2009	70,754	68,132
2010	70,754	68,132
2011	11,792	28,388

TOTAL	$270,650	$318,498

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Note regarding forward - looking statements

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

Results of Operations - Three Months Ended June 30, 2008 as Compared to Three Months Ended June 30, 2007

The following table summarizes the results of our operations during the three-month period ended June 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2008 to the three-month period ended June 30, 2007.

	Three months ended June 30,
	2008	2007	Increase	% Increase
Revenue	$8,642,248	$7,175,102	$1,467,146	20.4%
Cost of sales	6,590,338	5,622,951	967,387	17.2%
Gross profit	2,051,910	1,552,151	499,759	32.2%
General & administrative	372,204	394,300	(22,096)	(5.6%)
Sales & marketing	11,218	7,985	3,233	40.5%
Finance	239,225	230,670	8,555	3.7%
Income from operations	1,429,263	919,196	510,067	55.5%
Other income	54,533	81,131	(26,598)	(32.8%)
Provision for taxation	314,449	206,387	108,062	52.4%
Minority interests	115	-	115	N/A
Discontinued operations	(30,094)	-	(30,094)	N/A
Net income	1,139,138	793,940	345,198	43.5%

Revenues

Sales revenue increased from $7,175,102 in the second quarter of 2007 to $8,642,248 in the same period in 2008, representing a 20.4% increase. The increase in revenue was mainly due to the increase in demand of PET bottles from Coca - Cola and Pepsi, which are our major customers.

Cost of sales and gross margin

Cost of sales increased from $5,622,951 in the second quarter of 2007 to $6,590,338 in the same period in 2008, representing a 17.2% increase. The increase was due to the increase in sales in the second quarter of 2008 as compared to the same period last year. We recorded a gross margin of 23.7% in the second quarter of 2008, an increase of nearly 10% as compared to 21.6% in the same period last year. The increase was mainly due to the increase in production volume, which lowered the per unit fixed costs.

Sales and marketing

Sales and marketing expenses increased by $3,233 or 40.5% from $7,985 in second quarter 2007 to $11,218 in the same period 2008. The increase was mainly due to and in line with the increase in sales.

General and administrative

General and administrative expenses decreased from $394,300 in the second quarter of 2007 to $372,204 for the same period 2008, representing a decrease of $22,096 or 5.6%. The decrease was mainly a result of our cost control program..

Finance

Finance costs increased by $8,555 or 3.7% from $230,670 for the second quarter of 2007 to $239,225 for the same period 2008. This was mainly due to the increase in average bank borrowing interest rates in China.

Net income

Net income for the second quarter ended 2008 was $1,139,138 as compared to $793,940 in the same period 2007. The material increase was mainly attributable to the increase in sales and the improved in gross margin during the period.

Results of Operations - Six Months Ended June 30, 2008 as Compared to Six Months Ended June 30, 2007

The following table summarizes the results of our operations during the six-month period ended June 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2008 to the six-month period ended June 30, 2007.

	Six months ended June 30,
	2008	2007	Increase	% Increase
Revenue	$14,380,091	$11,829,257	$2,550,834	21.6%
Cost of sales	10,976,447	9,566,588	1,409,859	14.7%
Gross profit	3,403,644	2,262,669	1,140,975	50.4%
General & administrative	784,941	705,747	79,194	11.2%
Sales & marketing	21,275	22,791	(1,516)	(6.7%)
Finance	440,636	422,761	17,875	4.2%
Income from operations	2,156,792	1,111,370	1,045,422	94.1%
Other income	117,519	161,745	(44,226)	(27.3%)
Provision for taxation	470,746	257,135	213,611	83.1%
Minority interests	7,781	-	7,781	N/A
Discontinued operations	(30,094)	-	(30,094)	N/A
Net income	1,765,690	1,015,980	749,710	73.8%

Revenues

Sales revenue increased from $11,829,257 in the first six months of 2007 to $14,380,091 in the same period in 2008, representing a 21.6% increase. The increase in revenue was mainly due to the increase in demand of PET bottles from Coca - Cola and Pepsi, which are our major customers.

Cost of sales and gross margin

Cost of sales increased from $9,566,588 in the first six months of 2007 to $10,976,447 in the same period in 2008, representing a 14.7% increase. The increase was due to the increase in sales in the first six months of 2008 as compared to the same period last year. We recorded a gross margin of 23.7% in the first six months of 2008, an increase of 24.1% as compared to 19.1% in the same period last year. The increase was mainly due to the increase in production volume, which lowered the per unit fixed costs.

Sales and marketing

Sales and marketing expenses decreased by $1,516 or 6.7% from $22,791 in first six months of 2007 to $21,275 in the same period 2008. We implemented cost controls on our sales team’s travel and entertainment expenses in the year of 2008, which reduced the sales and marketing expenses.

General and administrative

General and administrative expenses increased from $705,747 in the first six months of 2007 to $784,941 for the same period 2008, representing an increase of $79,194 or 11.2%. The increase was mainly due to significant increase in staff costs, including salary and insurance costs as a result of the implementation of the PRC Labor Contract Law commencing January 1, 2008.

Finance

Finance costs increased by $17,875 or 4.2% from $422,761 for the first six months of 2007 to $440,636 for the same period 2008. This was mainly due to the increase in average bank borrowing interest rates in China.

Net income

Net income for the first six months ended 2008 was $1,765,690 as compared to $1,015,980 in the same period 2007. The material increase was mainly attributable to the increase in sales and the improved in gross margin during the period.

Liquidity and Capital Resources

Cash

Our cash balance at June 30, 2008 was $184,167, representing a decrease of $1,033,596, compared with our cash balance of $1,217,763 as at June 30, 2007. The cash was mainly used to fund our operations.

Cash flow

Operating Activities

Net cash inflows from operating activities during the three months ended June 30, 2008 amounted to $1,062,548, representing an increase in inflow of $2,352,457 compared with net cash outflows from operating activities of $1,289,909 in the same period of 2007. The increase in cash inflow was mainly due to increase in operating incomes and payables as at June 30, 2008.

Investing Activities

Net cash outflow from investing activities decreased from $430,702 for the first six months ended 2007 to $128,660 for the same period of 2008, representing a decrease of $302,042. The net cash outflows for both periods were mainly attributable to payments made for purchases of normal replacements of domestic production equipment.

Financing Activities

Net cash outflow for financing activities was $1,372,165 for the first six months of 2008, representing an increase of $3,189,312 over the net cash inflow of $1,817,147 recorded in the same period of 2007. The change was due to the decrease in our loan drawn down for the period ended June 30, 2008.

Working capital

Our working capital increased by $5,144,355 to $5,567,853 at June 30, 2008 from $423,498 at December 31, 2007, mainly due to increase in net cash inflow from operating activities as well as increase in long term bank loan during the first six months of 2008..

We currently generate our cash flow through production and sales of PET bottles and PET performs in China. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of June 30, 2008, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the six months ended June 30, 2008 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 7.766 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the period ended June 30, 2008, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

Sarbanes - Oxley Act 404 compliance

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

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 16, 2008, our shareholders approved an amendment to our Amended and Restated Articles of Incorporation changing our name to Great East Bottles & Drinks (China) Holdings, Inc.

ITEM 5. OTHER INFORMATION

None

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

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.

Dated: August 14, 2008	By:	/s/ Stetson Chung
Stetson Chung
Chief Executive Officer, acting Chief Financial Officer; and Director