Form 10-Q
period 2008-09-30
Great East Bottles & Drinks (China) Holdings, Inc
filed 2008-11-19
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 19, 2008, there were 40,000,000 shares of the issuer’s common stock outstanding.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2008
(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$293,629
Pledged deposits	4,525,167
Accounts receivable, net	4,106,631
Inventories	1,920,207
Deposits, prepaid expenses and other receivables	1,553,201
Total current assets	12,398,835

PROPERTY, PLANT & EQUIPMENT, NET	19,361,467
LAND USE RIGHT, NET	347,855

TOTAL ASSETS	$32,108,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loans	$3,949,700
Accounts payable	1,826,444
Notes payables	2,315,631
Due to a related party	788,195
Accrued expenses and other payables	640,680
VAT payable	403,715
Income tax payable	492,017
Total current liabilities	10,416,382

LONG-TERM BANK LOAN	3,535,319
TOTAL LIABILITIES	$13,951,701

MINORITY INTERESTS	119,734
STOCKHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; $0.01 par value; 40,000,000 shares issued and outstanding on September 30, 2008	$400,000
Additional paid in capital	9,795,277
Capital reserves	2,179,865
Retained earnings	2,178,456
Other comprehensive income	3,483,124
TOTAL STOCKHOLDERS’ EQUITY	$18,036,722

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,108,157

See accompanying notes to the condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUE	$9,754,226	$8,447,485	$24,134,317	$20,276,742

COST OF SALES	7,335,468	6,429,656	18,311,915	15,996,244

GROSS MARGIN	2,418,758	2,017,829	5,822,402	4,280,498

EXPENSES
Selling and distribution	16,736	13,885	38,011	36,676
General and administrative	371,235	436,100	1,203,465	1,154,328
TOTAL OPERATING EXPENSES	387,971	449,985	1,241,476	1,191,004
INCOME FROM CONTINUING OPERATIONS	2,030,787	1,567,849	4,580,926	3,089,494

OTHER INCOME/(EXPENSES)
Other income	58,731	51,271	176,250	167,492
Interest Income	18,617	22,841	176,002	68,365
Bank loan interest	(137,005)	(219,095)	(496,573)	(358,753)
Other interest expense	(138,364)	(29,277)	(295,177)	(257,115)
TOTAL OTHER INCOME/(EXPENSES)	(198,021)	(174,260)	(439,498)	(380,011)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	1,832,766	1,393,584	4,141,428	2,709,483

PROVISION FOR INCOME TAXES	416,492	330,552	887,238	587,687

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	$1,416,274	$1,063,032	$3,254,190	$2,121,796

MINORITY INTERESTS	3,224	-	11,005	-

INCOME FROM CONTINUING OPERATIONS	$1,413,050	$1,063,032	$3,243,185	$2,121,796

DISCONTINUED OPERATIONS
Income from discontinued operations	$-	$-	$1,311	-
Loss on disposal of subsidiary	-	-	(31,405)	-
LOSS FROM DISCONTINUED OPERATIONS	$-	$-	$(30,094)	$-

NET INCOME	$1,413,050	$1,063,032	$3,213,091	$2,121,796

OTHER COMPREHENSIVE INCOME
Gain/(loss) on foreign exchange translation	(170,561)	128,726	1,263,735	648,167

COMPREHENSIVE INCOME	$1,242,489	$1,191,758	$4,476,826	$2,769,963

NET INCOME PER SHARE, BASIC & DILUTED	$0.035	$0.027	$0.080	$0.053

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	40,000,000	40,000,000	40,000,000	40,000,000

See accompanying notes to the condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$3,213,091	$2,121,796
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	1,256,217	1,625,177
Amortization of land use rights	6,864	6,265
Minority interests	11,005	-
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(1,680,065)	77,056
Increase in inventories	78,754	544,011
Increase in prepaid expenses and other receivable	(1,075,321)	(62,650)
Increase/(decrease) in accounts payable	406,459	(133,360)
Increase in accrued expenses and other payables	537,089	245,666
Increase in notes payable	1,229,675	993,108
Increase in taxes payable	174,110	439,758
Net cash provided from operating activities	4,157,878	5,856,827

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(5,218,181)	(1,318,538)
Net cash used in investing activities	(5,218,181)	(1,318,538)

Cash Flows From Financing Activities:
Proceeds from bank loans	7,485,019	7,160,538
Repayment of bank loans	(6,923,104)	(6,900,231)
Increase in amount due to a related party	783,115	(6,567,216)
(Increase)/decrease in pledged deposits	(418,909)	2,100,321
Net cash provided from/(used in) financing activities	926,121	(4,206,588)

Net (decrease)/increase in cash and cash equivalents	(134,182)	331,701

Effect of foreign exchange rate changes	306,237	132,093

Cash and cash equivalents, at Beginning of Period	121,574	648,810

Cash and cash equivalents, at the End of Period	$293,629	$1,112,604

Supplementary disclosures:
Cash paid for interest expense	$791,750	$615,868
Cash paid for income tax	$799,280	$388,326

See accompanying notes to the condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim financial statements of Great East Bottles & Drinks (China) Holdings, Inc. (“GEBD” or the “Company”), and subsidiaries for the three months and nine months ended September 30, 2008 and 2007 are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2008 and the results of its operations for the three months and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007.

The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results for a full year period.

All material inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - USE OF ESTIMATES

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in Hong Kong and China through its wholly-owned subsidiaries.

(b)	Inventories

Inventories consisting of raw materials, work-in-progress, goods in transit and finished goods are stated at the lower of cost or net realizable value. Finished goods are comprised of direct materials, direct labor and a portion of overheads. Inventory costs are calculated using a weighted average, first in first out (FIFO) method of accounting.

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

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2008 and 2007, there were no dilutive securities outstanding.

(e)	Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, accounts receivable, prepayments, other receivables, taxes payable, accounts payable, notes payables, accrued expenses, debt, customer deposits and other payables. Management has estimated that the carrying amount approximates their fair value due to their short-term nature.

NOTE 5 - FOREIGN CURRENCY TRANSLATION

The accompanying condensed consolidated financial statements are presented in United States Dollars (US$). The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The translation rates are as follows:

	September 30, 2008	December 31, 2007	September 30, 2007

Period/year end RMB : US$ exchange rate	0.1454	0.1370	0.1326
Average RMB : US$ exchange rate for the year/period	0.1431	0.1315	0.1307

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

NOTE 6 - PLEDGED DEPOSITS

Pledged deposits represented bank deposits pledged to banks for the issuance of notes payable to suppliers.

NOTE 7 - INVENTORIES

Inventories consisting of raw materials, work-in-progress, goods-in-transit and finished goods are stated at the lower of weighted average cost or market value. Inventories included “PET CSD bottles”, and “PET”, a raw material to manufacture “PET CSD bottles”.

Inventories as of September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007

Raw materials	$1,005,493	$850,545
Work-in-progress	519,472	796,190
Finished goods	306,900	352,010
Goods-in-transit	88,342	216

Total	$1,920,207	$1,998,961

NOTE 8 - DUE TO A RELATED COMPANY

Due to a related company consists of advances from Great East Packaging Holdings Limited (“GEPH”) to the Company. GEPH is related to the Company because of the common ownership with the sole shareholder of the Company.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned and operated by the Company’s wholly owned subsidiaries in China. Property, plant and equipment as of September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007

At cost:
Buildings	$2,271,293	$2,140,326
Machinery	32,821,214	26,217,279
Leasehold improvement	392,275	373,156
Office equipment	1,267,565	1,143,358
Transportation vehicles	744,517	595,193
Construction in progress	5,653	-
	37,502,517	30,469,312

Less: Accumulated depreciation	(18,141,050)	(16,011,888)

Property, plant and equipment, net	$19,361,467	$14,457,424

Depreciation expense for the nine months ended September 30, 2008 and 2007 were $1,256,217 and $1,625,177, respectively.

NOTE 10 - BANK LOANS

The Company has entered into an arrangement with several banks to borrow funds on a short term basis to purchase raw materials or finance the business operations of the Company. Bank loans as of September 30, 2008 included Hong Kong Dollar (“HKD”) and RMB bank loans whereas bank loans as of December 31, 2007 included RMB bank loans only. The table below sets for the amounts owed by the Company to these banks along with the stated interest rate charged by these banks.

The Company has also entered into an arrangement with several banks to borrow funds on a long term basis to finance the operations of the Company.

Bank loans of the Company as of September 30, 2008 and December 31, 2007 were summarized as follows:

	Interest rate		Bank loans balance
	As of		As of
Name of banks	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007

China Construction Bank	7.470%	6.757%	$872,462	$2,740,513
Industrial and Commercial Bank of China	8.219%	8.019%	1,279,610	1,205,826
Bank of Communications	5.115%	5.115%	1,163,282	1,096,205
DBS Bank (Hong Kong) Limited	9.288%	7.320%	1,760,623	1,878,369
Hang Seng Bank Limited	7.750%	-	2,409,042	-
Others			-	2,191
			$7,485,019	$6,923,104
Less:
Repayable after one year but within two years			(656,692)	(347,754)
Repayable after two years but within five years			(2,178,997)	(1,228,789)
Repayable after five years			(699,630)	-
Current portion			$3,949,700	$5,346,561

The maturity of the above bank loans are summarized as follows:
			Bank loans balance
			As of
Name of banks	Drawn down currency	Due date	September 30, 2008	December 31, 2007

China Construction Bank	RMB	March 2008	$-	$685,128
China Construction Bank	RMB	April 2008	-	685,128
China Construction Bank	RMB	June 2008	-	1,370,257
China Construction Bank	RMB	Apr 2009	872,462	-
Industrial and Commercial Bank of China	RMB	September 2009	1,279,610	1,205,826
Bank of Communications	RMB	June 2009	1,163,282	1,096,205
DBS Bank (Hong Kong) Limited	RMB	November 2012	1,760,623	1,878,369
Hang Seng Bank Limited	HKD	February 2015	1,210,619	-
Hang Seng Bank Limited	HKD	March 2015	1,198,423	-
Others			-	2,191
			$7,485,019	$6,923,104

All bank loans were secured and guaranteed by the followings:

Secured by:	Building and land use rights of the Company
Building and land use rights of Nanjing Crystal Pines Beverages & Packaging Co. Ltd., a related company

Guaranteed by:	Directors
Mr. Guy Chung
Mr. Stetson Chung
Related companies
Shanghai Great East Packaging Co. Ltd.
Shenyang Great East Packaging Co. Ltd.
Great East Packaging Holdings Ltd.
Janwise Limited
Great East Packaging (Hong Kong) Limited

Interest expense for the bank loans were $496,573 and $358,753 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 11 - INCOME TAX

(a) Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of the British Virgin Islands (the “BVI”) and the PRC, the statutory corporate income tax rates are 0% in BVI and 25% (2007: 27% to 33%) in the PRC. The corporate income tax rates applicable to the Company and its subsidiaries for the periods ended September 30, 2008 and 2007 were as follows:

	Place of incorporation	September 30, 2008	September 30, 2007

Citysky	BVI	0%	0%
Great East Packaging (Nanjing) Limited	BVI	0%	0%
Great East Packaging International Limited	BVI	0%	0%
Great East Packaging (Xian) Limited	BVI	0%	0%
Hangzhou Great East Packaging Co., Limited	PRC	25%	27%
Nanjing Great East Packaging Co., Limited	PRC	25%	27%
Xian Great East Packaging Co., Limited	PRC	25%	33%

The actual and effective corporate income tax was 21.4% and 21.7% for the periods ended September 30, 2008 and 2007, respectively. The PRC subsidiaries of the Company are registered as foreign investment enterprises.

	For the period ended September 30,
	2008	2007

Net income before provision for income taxes	$4,141,428	$2,709,483

Tax at the applicable rate: 25% (2007: 27% to 33%)	1,034,735	842,390
Tax effect of income not subject to tax	(147,497)	(254,703)

TOTAL	$887,238	$587,687

The provisions for income taxes for each of the two periods ended September 30, 2008 and 2007 are summarized as follows:

	As of September 30,
	2008	2007

Current	$887,238	$587,687
Deferred	-	-

TOTAL	$887,238	$587,687

The permanent difference originated from mainly comprised of tax exemption enjoyed by the subsidiaries of the Company for the periods ended September 30, 2008 and 2007 under the PRC tax regulations.

There are no other significant timing differences between reported book or financial income and income computed for income tax purposes. Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

(b) Value Added Tax ("VAT")

There is no VAT under current tax laws in the BVI.

In accordance with the current tax laws in the PRC, the VAT rate for export sales is 0% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The PRC subsidiaries of the Company are required to remit the VAT they collects to the tax authority, but may offset these tax liabilities from the VAT for the taxes that they have paid on eligible purchases. The net payable amount of $403,715 at September 30, 2008 has been accrued and reflected as VAT payable in the accompanying condensed consolidated balance sheets.

NOTE 11 - COMMON STOCK

The Company authorized 375,000,000 shares $0.01 par value of common stock as of September 30, 2008.

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

NOTE 12 – CONTINGENCIES AND COMMITMENTS

As of September 30, 2008, Nanjing Great East Packaging Co., Limited and Xian Great East Packaging Co., Limited, the subsidiaries of the Company, had arranged three non-cancelable operating leases with three third parties for their production plants. The expected annual lease payments under these operating leases are as follows:

September 30, 2008
For the period ended September 30,
2009	74,142
2010	74,142
2011	49,427

TOTAL	$197,711

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

Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, specifically Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

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

Results of Operations – Three Months Ended September 30, 2008 as Compared to Three Months Ended September 30, 2007

The following table summarizes the results of our operations during the three-month period ended September 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2008 to the three-month period ended September 30, 2007.

	Three months ended Sept 30,
	2008	2007	Increase	% Increase
Revenue	$9,754,226	$8,447,485	$1,306,741	15.5%
Cost of sales	7,335,468	6,429,656	905,812	14.1%
Gross profit	2,418,758	2,017,829	400,929	19.9%
General & administrative	371,235	436,100	(64,865)	(14.9)%
Sales & marketing	16,736	13,885	2,851	20.5%
Income from operations	2,030,787	1,567,844	462,943	29.5%
Other income (expense)	(198,021)	(174,260)	(23,761)	(13.6)%
Provision for taxation	416,492	330,552	85,940	26.0%
Minority interests	3,224	-	3,224	N/A
Discontinued operations	-	-	-	N/A
Net income	1,413,050	1,063,032	350,018	32.9%

Revenues

Sales revenue increased from $8,447,485 in the third quarter of 2007 to $9,754,226 in the same period in 2008, representing a 15.5% increase. The increase in revenue was mainly due to the increase in demand of PET bottles from Coca – Cola and Pepsi, which are our major customers.

Cost of sales and gross margin

Cost of sales increased from $6,429,656 in the third quarter of 2007 to $7,335,468 in the same period in 2008, representing a 14.1% increase. The increase was due to the increase in sales in the third quarter of 2008 as compared to the same period last year. We recorded a gross margin of 24.8% in the third quarter of 2008, an increase of nearly 19.9% as compared to 23.9% in the same period last year. The increase was mainly due to the increase in production volume, which lowered the per unit fixed costs.

Sales and marketing

Sales and marketing expenses increased by $2,851 or 20.5% from $13,885 in third quarter 2007 to $16,736 in the same period 2008. The increase was mainly due to and in line with the increase in sales.

General and administrative

General and administrative expenses increased from $436,100 in the third quarter of 2007 to $371,235 for the same period 2008, representing a decrease of $64,865 or 14.9%. The decrease was mainly a result of implementation of cost reduction.

Net income

Net income for the third quarter ended 2008 was $1,413,050 as compared to $1,063,032 in the same period 2007. The material increase was mainly attributable to the increase in sales and the improved in gross margin during the period.

Results of Operations – Nine Months Ended September 30, 2008 as Compared to Nine Months Ended September 30, 2007

The following table summarizes the results of our operations during the nine-month period ended September 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2008 to the nine-month period ended September 30, 2007.

	Six months ended September 30,
	2008	2007	Increase	% Increase
Revenue	$24,134,317	$20,276,742	$3,857,575	19.0%
Cost of sales	18,311,915	15,996,244	2,315,671	14.5%
Gross profit	5,822,402	4,280,498	1,541,904	36.0%
General & administrative	1,203,465	1,154,328	49,137	4.3%
Sales & marketing	38,011	36,676	1,335	3.6%
Income from operations	4,580,926	3,089,494	1,491,432	48.3%
Other income (expense)	(439,498)	(380,011)	(59,487)	15.7%
Provision for taxation	887,238	587,687	299,551	51.0%
Minority interests	11,005	-	11,005	N/A
Discontinued operations	-	-	-	N/A
Net income	3,213,091	2,121,796	1,091,295	51.4%

Revenues

Sales revenue increased from $20,276,742 in the first nine months of 2007 to $24,134,317 in the same period in 2008, representing a 19.0% increase. The increase in revenue was mainly due to the increase in demand of PET bottles from Coca – Cola and Pepsi, which are our major customers.

Cost of sales and gross margin

Cost of sales increased from $15,996,244 in the first nine months of 2007 to $18,311,915 in the same period in 2008, representing a 14.5% increase. The increase was due to the increase in sales in the first nine months of 2008 as compared to the same period last year. We recorded a gross margin of 24.1% in the first nine months of 2008, an increase of 36.0% as compared to 21.1% in the same period last year. The increase was mainly due to the increase in production volume, which lowered the per unit fixed costs.

Sales and marketing

Sales and marketing expenses increased by $1,335 or 3.6% from $36,676 in first nine months of 2007 to $38,011 in the same period 2008. The increase was mainly due to sales increase.

General and administrative

General and administrative expenses increased from $1,154,328 in the first nine months of 2007 to $1,203,465 for the same period 2008, representing an increase of $49,137 or 4.3%. The increase was mainly due to significant increase in staff costs, including salary and insurance costs as a result of the implementation of the PRC Labor Contract Law commencing January 1, 2008.

Net income

Net income for the first nine months ended 2008 was $3,243,185 as compared to $2,121,796 in the same period 2007. The material increase was mainly attributable to the increase in sales and the improved in gross margin during the period.

Liquidity and Capital Resources

Cash

Our cash balance at September 30, 2008 was $293,629, representing a decrease of $818,975, compared with our cash balance of $1,112,604 as at September 30, 2007. The cash was mainly used to fund our operations.

Cash flow

Operating Activities

Net cash inflows from operating activities during the nine months ended September 30, 2008 amounted to $4,157,878, representing a decrease in inflow of $1,698,949 compared with net cash outflows from operating activities of $5,856,827 in the same period of 2007. The decrease in cash inflow was mainly due to increase in accounts receivables and other receivables as at September 30, 2008.

Investing Activities

Net cash outflow from investing activities increased from $1,318,538 for the first nine months ended 2007 to $5,218,181 for the same period of 2008, representing an increase of $3,899,643. The net cash outflows for both periods were mainly attributable to payments made for purchases of imported and domestic production equipments.

Financing Activities

Net cash inflow for financing activities was $926,121 for the first nine months of 2008, representing a decrease of $5,132,709 over the net cash outflow of $4,206,588 recorded in the same period of 2007. The change was due to the decrease in amount due to related party for the period ended September 30, 2008.

Working capital

Our working capital increased by $1,558,955 to $1,982,453 at September 30, 2008 from $423,498 at December 31, 2007, mainly due to increase in net cash inflow from operating activities as well as increase in long term bank loan during the first nine months of 2008.

We currently generate our cash flow through production and sales of PET bottles and PET performs in China. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of September 30, 2008, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the nine months ended September 30, 2008 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 7.766 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the period ended September 30, 2008, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.

Dated: November 19, 2008	By: /s/ Stetson Chung
Stetson Chung
Chief Executive Officer, acting Chief Financial Officer; and Director