Form 10-K
period 2008-12-31
Great East Bottles & Drinks (China) Holdings, Inc
filed 2009-04-23
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No.: 333-139008

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2318378
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

203 Hankow Center, 5-15 Hankow Road, Tsimshatsui, Kowloon, Hong Kong
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: 852-2192-4805

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

State the aggregate market value of the common stock held by non-affiliates of the Issuer on June 30, 2008: $18,850,000

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 40,000,000 at April 22, 2009.

Documents incorporated by reference: None

Item 1.	Business

Introduction

As used herein, unless the context otherwise requires, “Registrant” and the “Company” (and “we”, “our” and similar expressions) refer to the business of Great East Bottles & Drinks (China) Holdings, Inc. (formerly named Jomar Specialities, Inc.) before the Share Exchange (as hereinafter defined) and Citysky after the Share Exchange.

We were incorporated on July 8, 1983 in the business of providing specialty printing services to the commercial printing industry.  Until consummation of the Share Exchange, our revenue was derived from providing printing services to other printing businesses.

On March 10, 2008, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Citysky Investment Holdings, Inc, a British Virgin Islands company (“Citysky”) and Guy A-Tsan Chung (formerly known as Chung A. San Guy), the sole shareholder of Citysky ( the “Shareholder”) to acquire 100% of the outstanding equity of Citysky from the Shareholder in consideration for 6,492,000 shares of our common stock (the “Share Exchange”).  The Share Exchange was consummated on March 10, 2008.

Citysky is the owner of 100% of each of the following companies (i) Great East Packaging International Limited, a British Virgin Island company, which owns 100% of Hangzhou Great East Packaging Company Limited, a wholly owned foreign enterprise incorporated in China on September 29, 1995 (“GEHZ”), (ii)  Great East Packaging (Nanjing) Limited, a British Virgin Island company, which owns 100% of Nanjing Great East Packaging Company Limited, a wholly owned foreign enterprise incorporated in China on January 18, 2001 (“GENJ”) and (iii) Great East Packaging (Xian) Limited, a British Virgin Island company, which owns 100% of Xian Great East Packaging Company Limited, a wholly owned foreign enterprise incorporated in China on August 16, 1996 (“GEXN”).  Citysky acquired the equity of Great East Packaging International Limited, Great East Packaging (Nanjing) Limited and Great East Packaging (Xian) Limited on February 28, 2008 from World Parade Group Limited and Gloria Success International Limited, who were also the owners of Citysky prior to the transfer.

Citysky and its subsidiaries are a group of manufacturers producing beverage bottle which mainly is made of PET, a type of plastic with desirable characteristic for packaging including clear and wide range of color and shape, tough, good resistance to heat, moisture and dilute acid. Beverage bottles are manufactured and sold in China for bottling of Carbonated Soft Drinks (“CSD”) for world brands including Coca-Cola and Pepsi.  Subsequent to the completion of the Share Exchange Agreement, Citysky’s business became our major business and the Shareholder became our majority shareholder

General Description of Business

Business Overview

We produce and market PET CSD bottles and PET CSD preforms through our ownership in Citysky.  We own and operate the following three manufacturing facilities in China:

1.
GEHZ - Located in Hangzhou City in Zhejiang province, GEHZ produces both PET CSD bottles and PET CSD preforms for Coca-Cola to support its productions for its market in Zhejiang province.  GEHZ’s facilities occupy a landmass of 163,977 square feet.  GEHZ is comprised of two buildings and operates one production line of PET CSD bottles and 4 production lines of PET CSD preforms.

2.
GENJ - Located in Nanjiang City in Jiangsu province, GENJ produces PET CSD bottles for Coca-Cola to support its productions for its market in Jiangsu province.  GENJ’s facilities occupy a landmass of 133,515 square feet.  GENJ is comprised of two buildings and operates one in-line production line of PET CSD bottles, two production lines of PET CSD bottles and three production lines of PET CSD preforms.

3.
GEXA - Located in Xian City in Shanxi province, GEXA produces PET CSD bottles for Pepsi to support its productions for its market in Shanxi province. GEXA operates one in-line production line of PET CSD bottles and one production line of PET CSD bottles.

Corporate milestones

Milestone	Date

GEHZ manufacturing facilities construction completed	1994
GEHZ commences production in Hangzhou City	1995
GEHZ commences serving Coca – Cola in Hangzhou City	1995
GEXN manufacturing facilities construction completed	1996
GENJ commences production in Nanjing City	2001
GENJ commences serving Coca – Cola in Nanjing City	2004
GEXN commences serving Pepsi in Xian City	2004
GEXN signs five years contract extension with Pepsi up to 2013	2008
GENJ signs four years contract extension with Coca Cola up to 2012	2008

INDUSTRY AND MARKET ENVIRONMENT

Our company is part of the plastic packing case and container manufacturing industry in China. Our existing market is the market for PET-plastic bottles for beverages in China.

The Chinese market for our industry has been expanding steadily at double-digit growth rates for the last several years. While there are no official statistical data on our industry’s growth, we believe that the market size and market growth of our industry has increased due to the unit volume sales growth experienced in these industries that we supply.  In particular, we believe that higher volume growth in plastic-bottled beverages would likely imply a corresponding similar volume growth in plastic bottles manufacturing.

The average annual growth rate in bottled water consumption was 17.5% in China in 2003-2007, vs. just 7.6% globally (estimates by Beverage Marketing Corporation). The Chinese market for carbonated soft drinks grew 12.6% annually in revenue in 2007, and is expected to grow at 25.8% in 2008 (ACMR-IBISWorld report on 01/31/2008). In particular, Coca-Cola’s (our major customer, holding 43% market share in Chinese soft drinks market in 2006 and expanding rapidly into still beverages such as bottled water and orange juice) unit case volume growth in China was 34% in 2007, vs. India’s 14%, Russia’s 19%, and Brazil’s 25% (Coca-Cola’s Annual Review 2007 and Form 10-K, 02/28/2008). Pepsi Cola (our second major customer, holding 16.5% of market share in Chinese soft drinks market in 2006) also reported double-digit volume growth in its beverage business in China in 2006-2007 (PepsiCo Annual Report 2007). As such, a number of published statistics help to project that our industry has been enjoying healthy double-digit growth in China. Our industry is expected to remain positively related (pro-cyclical) to the overall economic cycle  of China, where GDP growth has hovered around 10% per annum in recent years.

We have also witnessed consumers’ increasing use of bottled beverages instead of non-bottled beverages such as tap water and freshly squeezed fruit juice. Over the past decade, bottled beverage consumption has grown exponentially, particularly in the developed world such as North America and Europe. According to a 2001 World Wildlife Fund (WWF) survey, global consumption of bottled water was 89 billion liters per year, worth roughly $22 million. The bottled beverage industry has become a culture in developed countries, especially at outdoors. Branded beverages including branded water are listed on menus of restaurants. The WWF study also confirmed that consumers associate bottled drinks with social status and healthy living. In the emerging markets such as China where public tap water may not be safe to drink, this bottled beverage culture is growing fast, as a result of individuals’ increasing awareness of wealth and health.  According to Chinese NPC official Sheng Huaren some 300 million of Chinese population have not had access to safe water sources, and 5 of 7 China’s major rivers are seriously polluted. The Chinese government has had to distribute bottled water to victims of contaminated rivers and wells on a number of occasions  For example, last year, China’s third largest lake Taikhu was so contaminated that 100,000 boxes of bottled water had to be sent to meet the water needs of 7 million residents.

The prevailing macroeconomic policy of the Chinese government promotes consumption spending. Consumer products are among the fastest growing sectors in the GDP of China, leading to economists’ comments that China is going to become one of the largest markets for domestic demand in the next decade. High-quality packaging is necessary and increasingly important for successful distribution of consumer products. Our industry is a necessary contributor to China’s next consumption boom.

RECENT BUSINESS DEVELOPMENT

Our company will install new production machinery in Nanjing and Hangzhou production facilities with a view to improving and enhancing the existing production capacity to cope with the extended contracts requirements with Coca Cola and Pesi in 2009. GEBD’s market share increased to over 80% for Xian Pepsi in 2008 and is expected to achieve our target of 100% market share in Xian in 2009.

OUR PRODUCTS

We mainly produce 2 types of products: PET CSD bottles and PET CSD preforms for CSD bottles. PET (Polyethylene terephthalate) is a thermoplastic polymer resin of the polyester family.  It is widely used as raw material for synthetic fibers, beverage /food / liquid containers, thermoforming applications and as engineering resins.  PET CSD bottles are completed bottles ready for CSD bottling while PET CSD preforms are pre-production tubes made from PET resin that are used in a stretch-blow-molding machine to produce the final PET bottle

PET CSD bottles

PET CSD bottles are transformed from PET CSD preforms through a stretch-blow-molding manufacturing process.  PET CSD bottles are popular containers for the CSD bottling process.

Unlike aluminum cans and glass bottles, PET CSD bottles are applied to medium to large volume CSD products, i.e., over 500ml.  Volume of PET CSD bottles ranges from 500ml to 2,500ml with PET CSD preforms weights ranging from 25g to 56g, respectively.  The shapes of the CSD bottle are designed by the customers.

Newly produced PET CSD bottles are stored in warehouses for scheduled CSD bottling process. The expiry period of PET CSD preforms varies from 15 days to 3 months from the date produced, depending on the storing conditions such as room temperature and relative humidity

PET CSD preforms

PET CSD preforms are pre-production tubes made from PET resin that are used in a stretch-blow-molding machine to produce the final PET bottle.  PET CSD preforms can be colored green or blue according to customers’ requirements. The weight of PET CSD preforms determines the volume of the final PET CSD bottle.  Heavier PET performs are used to produce larger PET CSD bottles.  Sizes of our PET CSD preforms range from 25g to 56g, which is our customers’ required weight range.

Newly produced PET CSD preforms are stored in warehouses for scheduled PET CSD bottle blowing process. PET performs expire three months from their production date.

TARGET CUSTOMERS

PET bottles are suitable for various applications including water, tea drinks, CSD and other beverages bottling.  However, our PET CSD bottles and PET CSD preforms are targeted to CSD application only.  CSD contains instable carbonate components and it demands higher quality requirements on PET bottles and PET preforms compared to those applied to water and tea drinks.  Thus, CSD applications represent a higher margin segment in the PET bottles and PET preforms market as it demands a higher quality standard.  We are qualified to produce higher quality PET bottles and PET preforms that are susceptible for CSD applications and therefore, we position ourselves in the higher margin CSD segment of the bottling industry instead of the lower end water and tea drinks applications.

PET CSD bottles

Our PET CSD bottles target CSD producers and CSD bottlers in China.

1.
CSD producers in China - Currently there are international and local CSD producers in China.  Compared to local CSD producers, international CSD producers usually demand higher quality PET CSD bottles in terms of visual appearance, dimension, weight, perpendicularity, fill point capacity, wall thickness, sectional weights, burst resistance, thermal stability, stress crack, top load, drop impact and carbonation loss.  In addition to higher quality requirements international CSD producers can also afford a higher price for PET CSD bottles.  Our quality control department has designed a lot of internal guidelines and procedures so as to comply with all requirements from international CSD producers.  As a result, we consider international CSD producers are our target customers rather than local CSD producers.

2.
CSD bottlers in China - CSD bottlers are vendors of CSD producers that bottle their CSD products. Swire Beverages and COFCO Coca-Cola Co. Limited are two of the most famous CSD bottlers in China.  There are approximately 10 CSD bottlers in China serving international and local CSD producers.  We also consider CSD bottlers who serve international CSD producers to be our target customers.

PET CSD preforms

Our PET CSD preforms target other PET CSD bottles manufacturers in China. Some of the PET CSD bottles manufacturers in China purchase PET CSD preforms from PET CSD preforms producers and stretch-blow-mold PET CSD performs into PET CSD bottles.  Zhuhai Zhongfu and Shanghai Zijiang are 2 famous suppliers of PET CSD bottles in China that purchase PET CSD preforms from PET CSD preforms from PET CSD preforms producers.  We consider these PET CSD bottles manufacturers who purchase PET CSD preforms to be our target customers.  Usually these CSD bottles manufacturers who purchase PET CSD performs from us serve international CSD producers in China, since our PET CSD performs are of a sufficiently high quality to meet the requirements of international CSD producers.

OUR MAJOR CUSTOMERS

Our major customers are Coca-Cola and Pepsi, the two leading worldwide brands in the CSD industry. Our company continues to keep good customer relationship with Coca-Cola and Pepsi and they renewed the contracts with us in 2008.

Coca-Cola

We serve Coca-Cola through our GEHZ and GENJ production facilities. GEHZ signed a Coordinated Supply Agreement to serve Coca–Cola through Hangzhou BC Foods Company Limited (“HZBC”) and GENJ signed a Coordinated Supply Agreement to serve Coca–Cola through Nanjing BC Foods Company Limited (“NJBC”).  HZBC and NJBC are subsidiaries of Swire Pacific Limited, which is the CSD bottler for Coca-Cola in China.

Terms

HZBC and NJBC signed four year contracts commencing June 1, 2004 with GEHZ and GENJ, respectively.  Both HZBC and NJBC have indicated that they renewed their contracts with GEHZ and GENJ, respectively, on June 1, 2008 on similar terms and conditions. (Exhibit 10.2)

Volume guarantee

We produce PET CSD bottles for Coca–Cola with capacities ranging from 500ml to 2,500ml under certain performance criteria including visual inspection, section weights, wall thickness distribution, base clearance, fill point, burst pressure, acetaldehyde standard method, stress crack resistance, color requirement, intrinsic viscosity and traceability.

HZBC has provided GEHZ with a volume guarantee of not less than 20% of HZBC’s annual PET CSD bottles requirements in Zhejiang province during the term of the contract.  Pursuant to the terms of the contract, GEHZ has agreed to guarantee a non interrupted supply of our PET CSD bottles to HZBC.

NJBC has provided GENJ with a volume guarantee of not less than 90% of NJBC’s annual PET CSD bottles requirements in Jiangsu province during the terms of the contract. Pursuant to the terms of the contract, GENJ has agreed to guarantee a non interrupted supply of our PET CSD bottles to NJBC.

In order to ensure no disruption of the supply of PET CSD bottles to HZBC and NJBC will occur, GEHZ and GENJ have each agreed to provide capacity for the other should either of them face a surge in demand from HZBC or NJBC.  Either GEHZ or GENJ will increase their production and transport the overflow volume to the other in case either of them fails to provide a sufficient number of PET CSD bottles to HZBC or NJBC

Raw material

We are not required to purchase PET resin under the contracts and Coca–Cola has agreed to make special arrangement for us.  For instance, based on GEHZ’s expected production volume, HZBC shall purchase an adequate amount of PET resin from its approved suppliers, who will then deliver the PET resin directly to GEHZ.  NJBC and GENJ have the same supply arrangement.

Pricing

We are obliged to offer Coca-Cola whatever is the lowest price we offer PET CSD bottles to our other customers with substantially equivalent quality we sold to Coca-Cola under “the most favor customer” clause.  Moreover, we have to meet the most competitive pricing from other competitors over the market, who offer PET CSD bottles with substantially equivalent quality we sold to Coca-Cola.

The price of PET CSD bottles includes PET CSD bottles blowing, PET CSD preforms conversion, all packaging materials and pallet, transportation to customers, value added tax and colorant, but excludes PET resin and label price.

Other terms

We are required to comply with all applicable laws and regulations governing labor, wages, benefits, working hours, overtime, safety and environmental protections.

Pepsi

We serve Pepsi through our GEXN production facilities.  GEXN has signed an Inline Mode Coordinated Supply Agreement (the “Pepsi Agreement”) to serve Pepsi through Xian Pepsi-Cola Beverage Company Limited, which is a joint venture company between PepsiCo Investment (China) Ltd. and local food and beverage companies in Xian.

We produce PET CSD bottles with capacities ranging from 600ml to 2,500ml with certain performance criteria including appearance, dimension, weight, fill point capacity, wall thickness & sectional weights, perpendicularity, burst resistance, thermal stability, stress crack, top load test, drop impact and carbonation loss.

The Pepsi Agreement was renewed on March 18, 2008 and has a term of five years. If we cannot reach a mutual consent for the renewal of this agreement, Pepsi has the right to buy back our production line for a price to be determined by 15 years depreciation without residual value. (Exhibit 10.1)

Pepsi has committed a volume guarantee to us of not less than 70% of Pepsi’s annual PET CSD bottles requirements in Xian province during the terms of the contract.  Pursuant to the terms of the contract, we are obligated to guarantee a non interrupted supply of our PET CSD bottles to Pepsi.

We must offer the lowest competitive price to Pepsi. The price includes PET resin, the tolling fee of PET CSD bottles blowing and value added tax,  but excludes label price, the tolling fee of label and colorant.

OUR PRODUCTION FACILITIES

We own and operate 3 manufacturing facilities in China: GEHZ, GENJ and GEXN.

GEHZ

GEHZ is located at No. 1 Road, Economic & Technological Development Zone, Jiubao Jianggan District, Hangzhou, China.  It is comprised of 2 buildings, one of which serves as an administration office, production line factory and warehouse and the other serves as a staff canteen and quality control office. GEHZ operates one PET CSD bottle production line and four PET CSD preform production lines.

The PET CSD bottles production line produces PET CSD bottles with capacities ranging from 0.5L to 2.5L  It consists of one stretch blow molding machine and one basic robot labeling machine:

1.	The stretch blow molding machine consists of 10 molds with a production capacity of 12,000 bottles per hour.
2.	The robot labeling machine model has a production capacity of 18,000 bottles per hour.

GEHZ’s PET CSD bottles production line is operated as an offline production mode (“Offline Mode”) Under Offline Mode, PET CSD bottles are blow-molded at GEHZ’s own production line factory, packed and delivered to Coca–Cola’s manufacturing plant for their bottle-filling process.  Coca–Cola’s manufacturing plant is located adjacent to GEHZ’s production line factory to ensure timely delivery of the PET CSD bottles supply and also to minimize transportation costs.

The four PET CSD preforms production lines produce PET preforms for CSD bottles with weights ranging from 29g to 58g.  Each production line consists of one injection molding machine and one PET CSD preforms mold:

•	The injection molding machine manufactures PET CSD preforms through the injection molding process, which requires an injection unit and a clamping unit.
•
PET CSD preforms molds determine the production capacity of a certain production line.  The size of the PET CSD preforms molds will be the key factor in such determination.  For instance, the PET CSD preforms molds for PET CSD preforms weight of 25g consists of 48 molds and produces 9,600 PET CSD preforms per hour, the PET CSD preforms molds for PET CSD preforms weight of 38g produces 8,640 PET CSD preforms per hour and the PET CSD preforms molds for PET CSD preforms weight of 52g produces 6,520 PET CSD preforms per hour.

GENJ

GENJ is located at 16 Nanjing New & High Technology Industry Development Zone, Nanjing Jiangsu Province, China. It is comprised of two buildings, one of which serves as an administration office and the other serves as a production line factory and warehouse. GENJ operates three PET CSD bottles production lines and three PET CSD preforms production lines.

The 3 PET CSD bottles production lines produce PET CSD bottles with capacities ranging from 500ml to 2,500ml.

One of GENJ’s PET CSD bottles production lines is operated as an inline production mode (“Inline Mode”). Under Inline Mode, PET CSD bottles are blow-molded at Coca-Cola’s manufacturing plant and are then directly fed into Coca-Cola’s manufacturing production lines via conveyor belts for bottle-filling process.

Two of GENJ’s PET CSD bottles production lines are operated under Offline Mode. Coca-Cola’s manufacturing plant is located adjacent to GENJ’s production line factory.

Each production line consists of one stretch-blow-molding machine and one labeling machine:

•	The stretch-blow-molding machine consist of 16 molds, 16 molds and 6 molds with production capacities of 19,200 bottles (Inline Mode), 16,000 bottles and 7,200 bottles per hour respectively.
•	The labeling machines have production capacities of 24,000 bottles,18,000 bottles and 12,000 bottles per hour respectively.

The three PET CSD preforms production lines produce PET preforms for CSD bottles with weights ranging from 25g to 56g.

GEXN

GEXN is located at No. 36 Development Road, New Type Industrial Garden High–Tech Industrial Development Zone, Xian, China. GEXN operates two PET CSD bottles production lines.

The two PET CSD bottles production lines produce PET CSD bottles with capacities ranging from 600ml to 2,500ml. Each production line consists of one stretch-blow-molding machine and one labeling machine:

•	The stretch-blow-molding machines have with production capacities of 12,000 bottles (Inline Mode) and 10,000 bottles per hour respectively. They consist of 10 molds each machine.
•	The labeling machines have a production capacity of 18,000 bottles per hour each machine.

One of GEXN’s PET CSD bottles production lines is operated under Inline Mode and the other production line is under Offline Mode. Pepsi’s manufacturing plant is located adjacent to GEXN’s production line factory.

PRODUCTION PROCEDURES

We operate a total of seven PET CSD preforms production lines and six PET CSD bottles production lines (four under Offline Mode and two under Inline Mode) through our three operating facilities.

PET CSD preforms

PET CSD preforms are produced through the injection molding manufacturing process described below:

•	PET CSD preforms molds and changed.
•	PET resin is transferred from warehouse to the raw materials room .
•	PET resin is drawn into the feed hopper through pipeline by suction.
•	PET resin is heated, dried and moved into the Injection Molding machine.
•	While PET resin enters the Injection Molding machine, it is heated above its transition temperature and move forward in the molds.
•	PET resin undergoes extreme pressure and is molded into PET CSD preforms.
•	The PET CSD preforms are automatically stripped through action of the mold after cooling.
•	PET CSD preforms undergo quality check by production team and quality control department to ensure the quality to achieve customers’ requirement.
•	PET CSD preforms are packaged and sent to storage.

PET CSD bottles

PET CSD bottles are produced through a stretch-blow-molding manufacturing process and operated under two operations modes, Inline Mode and Offline Mode.

Offline Mode

The following are the procedures followed in the Offline Mode:

•	PET CSD bottles molds are changed.
•	PET CSD preforms are transferred from warehouse to a PET CSD preforms container.
•	PET CSD preforms are sorted by a sorting machine, which is part of Stretch Blowing Machine.
•	The sorting machine screens out those PET CSD preforms of poor quality.
•	The PET CSD preforms are transferred to the main body of Stretch Blowing Machine and are heated (typically by infrared heaters) above their transition temperature.
•	PET CSD preforms are blown into bottles using high pressure air and the metal blow molds.
•	PET CSD bottles are transferred to the conveyor belt after cooling.
•	Our production team and quality control department perform quality check to ensure the quality of the PET CSD bottles meet Coca-Cola’s or Pepsi’s quality requirements.
•	PET CSD bottles are transferred to the labeling machine through conveyor belt for labeling.
•	Our production team and quality control department perform quality check on the labeled PET CSD bottles to ensure the quality meets Coca-Cola’s or Pepsi’s requirements.
•	Labeled PET CSD bottles are packed and stored.

Inline Mode

All procedures are exactly the same as Offline Mode except: that instead of packing the labeled PET CSD bottles for storage, the bottles are sent directly to Coca-Cola’s production line or Pepsi’s production line through a conveyor belt.

Under Inline Mode, if we cannot meet the customers’ bottle-filling process schedule, the labeled PET CSD bottles will not be sent to the customer’s production line directly, but will be packaged and sent to our storage.

OUR PRODUCTION TEAM

We have dedicated production teams in each of our production facilities to be responsible for different products: Preform Production Teams are responsible for PET CSD preforms production and Bottle Blowing Teams are responsible for PET CSD bottles production. Managers of our Perform Production Teams and our Bottle Blowing Teams report directly to the general manager of each manufacturing facility.

Structure

GEHZ

GEHZ has four Preform Production Teams and 4 four Bottle Blowing Teams:

•	Our Preform Production Teams have a total of 23 employees
•	Our Bottle Blowing Teams have a total of 60 employees divided into separate blowing and packaging sections.

The teams operate on rosters in two shifts with 12 hours per shift.

GENJ

GENJ has three Preform Production Teams and three Bottle Blowing Teams:

•	Our Preform Production Teams have a total of 20 employees divided into separate preforms air compressor and electrical sections.
•	Our Bottle Blowing Teams have a total of 118 employees divided into separate blowing and packaging sections.

The teams operate on rosters in two shifts with 12 hours per shift. The shift arrangement is designed to fit into Coca-Cola’s shift roster as we have Inline Mode operations in GENJ.

GEXN

GENJ has three Bottle Blowing Teams with a total of 64 employees divided into blowing, electrical engineering and equipment maintenance sections.

The teams operate on rosters in two shifts with 12 hours per shift. The shift arrangement is designed to fit into Pepsi’s shift roster as we have Inline Mode operations in GEXN.

Responsibilities

The responsibilities of each production team are to:

•	Structure production lines systematically and manage the production flow
•	Plan for production schedules and costs associated with consumables and parts
•	Set up operational procedures and monitor overall production performance
•	Allocate resources effectively so as to achieve operational targets in terms of quality control, production volume and safety
•	Improve production efficiency and minimize wastage
•	Communicate with management on production related issues

Reporting

To ensure efficient production management we have clear reporting channels:

•	Our workers report to team leaders
•	Our team leaders report to department managers
•	Our department managers report to general managers

We have a comprehensive reporting system to ensure proper control:

•	Product report: to record product lot number, production date & time, daily production volume and types of products.
•	Shift report: to record types of modes, product quality status, any defect findings and any problems during production.
•	Maintenance report: to record maintenance call details, reasons for maintenance and respective measures or solutions.
•	Self check report: to record check data of 360 degree visual defect check on products.
•	Cleaning report: to record details of production line cleaning.
•	Training report: to record training details, trainee names, date and time of training sessions.

OUR PURCHASING PROCEDURES

The purchasing departments of GEHZ, GENJ and GEXN each consist of one employee coordinating all purchasing matters, among which the purchase of PET resin (raw material for our production) is the top priority. We have special arrangements with our international customers to ensure stable pricing and a sufficient supply of PET resin to support our massive production.

GEHZ and GENJ

Included in the terms of our supply agreement with Coca-Cola is a list of Coca Cola’s dedicated PET resin suppliers  that supply PET resin directly to our GEHZ and GENJ manufacturing facilities.  PET resin cost is directly borne by Coca-Cola.  Based on our projected production schedule, Coca–Cola arranges the delivery of PET resin to our manufacturing facilities.

GEXN

GEXN does not produce PET CSD preforms, and therefore we purchase PET CSD preforms from Pepsi’s authorized PET CSD preforms suppliers.

For general purchases other than PET resin, our purchasing departments normally obtain three price quotations from three suppliers with similar product quality in order to determine the most competitive price before we place an order. Therefore we maintain lists of suppliers for various production and office supplies.  We perform annual production and office supplies planning and budgeting.

QUALITY CONTROL

We have quality control departments (“QC”) in each of our GEHZ, GENJ and GEXN facilities to monitor the quality of our products. GEHZ’s QC consists of one manager and 14 technicians. GENJ’s QC consists of one manager and 17 technicians. GEXN’s QC consists of one manager and seven technicians. The QC manager of each QC reports directly to the general manager of each facility.

The responsibilities of a QC are to:

•	Set up quality control procedures
•	Monitor the work flow through statistical analysis
•	Improve staff quality through training and examination
•	Ensure that all products meet the quality standards of our customers

Each product has its quality specifications as required by our customers and such specifications may be modified from time to time.  We are obligated to meet such requirements.

In order to assure the quality of our products, the QC assigns responsibilities, provides updated training and suggests improvement proposals to the respective production staffs. The QC also sets up reporting systems to ensure quality:

•	Technicians report quality related issues to team leaders
•	Team leaders summarize the issues into simple reports to department managers within two hours
•	Department managers analyze and set up preventive procedures based on the quality reports.

EQUIPMENT MAINTENANCE

Equipment maintenance is an important element of our daily production operation. Our maintenance teams work closely with our production teams to ensure that the production equipment is capable of meeting the planned production volume. In GEHZ, the maintenance team reports directly to the general manager of GEHZ. In GENJ and GEXN, the maintenance teams are included in the production teams.

The responsibilities of equipment maintenance teams are as follows:

•	Maintain all production equipment to cope with daily production
•	Support our production teams on equipment failure issues
•	Handle urgent calls from production teams with respect to any kinds of production interruptions associated with production equipment
•	Plan and conduct maintenance schedules for production equipment
•	Improve maintenance techniques to increase production efficiency

Equipment maintenance teams also conduct planned regular maintenance according to schedules. This maintenance covers all production equipment, electrical systems and air compressors. Regular maintenance schedules are conducted on daily, weekly, monthly, quarterly and yearly bases depending on the degree of complexity to conduct the maintenance, time required to conduct the maintenance, production quantity, metal fatigue, staff arrangement and peak season.  Regular maintenance for each production line consists of the following:

•	Daily maintenance – 60 minutes
•	Weekly maintenance – 4 hours
•	Monthly maintenance – 8 hours
•
Yearly maintenance is conducted during non peak season for a duration ranging from 15 days to 20 days. Yearly maintenance is extremely importance because it ensures our operations in peak seasons will not be disrupted by any serious equipments failures.

Equipment maintenance teams also provide training for our engineers and technicians to enhance their relevant knowledge and skills. The scope of the training provided includes technical specifications, updates from equipment vendors and internal staff guidance materials.

SAFETY

We have established dedicated safety committees (“SC”) in GEHZ, GENJ and GEXN. Each SC consists of all department managers and the general manager of such facility. There are quality control managers (“QC managers”) in each facility to provide guidance and assistance to the SC. The responsibilities of the SC are as follows:

•	Conduct factory security, environment and hygiene inspections.
•	Educate all department staffs on safety.
•	Identify potential hazards and work out preventive measures against those potential hazards.
•	Enforce compliance on safety procedures.
•	Ensure that each department reports to the SC on safety related data and information in a format determined by the QC managers.
•	Arrange regular safety meetings.

Each department has its own specific safety procedures to suit its particular needs.  However the all departments do the following:

•	Conduct training to staff on occupational health and safety as well as risk control.
•	Assess all identified potential hazards and formulate preventive measures.
•	Enforce safety procedures.
•	Conduct internal audit / assessment on safety issues on a regular basis.

There are certain safety standards required by our customers. For example, Coca-Cola requires working conditions of our facilities to be compliance with government regulations and all applicable environmental laws. There are some costs to us associated with safety compliance.

SALES AND MARKETING

We have one employee serving as a customer services coordinator in each of our GEHZ, GENJ and GEXN manufacturing facilities.  The customer service coordinator is responsible for the following:

•	Meeting regularly with customers to plan the production schedule
•	Informing the production and purchasing departments of the planned production schedule
•	Arranging the delivery schedules of products
•	Coordinating with relevant departments to handle complaints
•	Accommodating the production schedules of customers and otherwise satisfying their requirements

INTELLECTUAL PROPERTY

We do not hold, own or license any patents, trademarks or other intellectual property.

RESEARCH AND DEVELOPMENT

We do not incur or pay any costs in relation to research and development in 2008 as our products are able to satisfy the existing product specifications from our major customers.

SEASONALITY

Our sales are subject to seasonality.  In general, we believe our sales will be higher in the second and third quarters of the year when the weather is hot and dry and lower in the first and fourth quarters of the year when the weather is cold and wet.  Sales peak during the months from June to September.

COMPETITION

There are a few PET CSD bottle producers that serve international CSD producers and a few CSD bottlers serving international CSD producers. The demand for high quality CSD bottles is expected to grow in line with the growth rate of the sales of international CSD products, which is associated with the strong economic growth of China.

We believe that our current competitive environment is moderate. There are only two PET CSD bottles producers that compete with our scale in an environment of high industry growth rate. According to our customers (Coca-Cola in GENJ / GEHZ and Pepsi in GEXN), their expected grow rates for 2008 are both at 10% level. Coca-Cola is the official sponsor of the Beijing Olympic 2008 while Pepsi is the official sponsor of the World Cup 2010.

Glass bottles and aluminum cans are common substitutes for PET CSD bottles. We do not, however believe that glass bottles and aluminum cans would be considered desirable substitutes for PET CSD bottles by our customers for the following reasons:

•	Glass bottles and aluminum cans are for typically for low volume CSD packing (less than 500ml) while PET bottles are for 500ml up to 2,500ml.
•	Glass bottles are heavier in weight and incur high transaction costs for delivery compared to PET CSD bottles.
•
Aluminum, the basic raw material for aluminum cans, has doubled its price in the past six years.  Current aluminum price levels  are around $3,100/MT which is more expensive than the PET price of around $1,250/MT.

We believe that the threat of the entry of new competitors into our market is low due to high barriers to entry which include the following:

•	Production facilities have to be set up proximate to customers’ CSD bottling facilities. Because of high transaction costs, every PET CSD bottles producer has a limited perimeter of serving area.
•	Highly specialized and expensive production equipment are designated by customers.
•
International CSD producers, for example, Coca-Cola & Pepsi, have strict requirements on PET CSD bottles producer;  at this time there are only a few PET CSD bottles producers who are qualified and capable of serving the international CSD producers.

Although customer concentration rate is high in our industry, the switching cost for our customers to change vendors is also high as there are only a few PET CSD bottle producers in China qualified to produce high quality PET CSD bottles and PET CSD preforms to meet international standards. In addition, there is no current comparable substitute product for PET CSD bottles.

Due to low level of competitive rivalry threat and substitute products threat, we believe competition for our industry should continue to be moderate during the next 3-5 years.

Competitive factors

PET CSD bottles producers, which serve international CSD producers and CSD bottlers serving international CSD producers, mainly compete in terms of price, product quality, flexibility to complement customers’ production schedule, possession of customers’ designated production equipment, ability to grow in production capacity, communication infrastructure and possession of experienced management team with industry expertise.  The following is a more detailed description of each of these factors:

Price: Only a few competitors in the market, who have competitive pricing, can build up their market shares directly.

Product quality: International CSD producers and their bottlers require very high quality PET CSD bottles in order to satisfy their quality standard requirements.

Flexibility to complement customers’ production schedule: For Inline Mode production, producers with more flexibility to accommodate customers’ production schedule will be to generate more business due to their ability to assist the customers to produce more efficiently.

Possession of customers’ designated production equipment: Production equipment designated by customers tend to be expensive because of their higher quality and reliability at the product level. New entrants to the market would have to purchase this designated production equipment in order to enter the market and existing competitors would have to be acquire additional equipment with these designated production specifications in order to expand their production capacities.

Ability to grow in production capacity: International CSD producers are expected to have strong sales growth rates in China in the coming several years and the ability to grow in production capacity (in terms of quantity of production, the number of new production lines or the number of new production facilities).  This growth potential is vital to the ability to capture this volume growth since none of the current PET CSD bottles producers in the market can build up more market shares solely through their existing production lines and facilities.

Communication infrastructure: International CSD producers in China consist of multinational expatriates and local people. The ability to communicate effectively with the management of an International CSD producer is important especially in dealing with new contracts or contract renewals.

Possession of experienced management team with industry expertise: To achieve the very high quality standards required by international CSD producers, an experienced management team with industry expertise is required in every production line / facility to plan, manage and implement strict quality controls.

Major competitors

We consider international CSD producers and CSD bottlers serving international CSD producers to be our target market. There are two major competitors in the China market competing with us to serve the same market.  They are Zhuhai Zhongfu Enterprise Co. Ltd. (“Zhongfu”) and Shanghai Zijiang Enterprise Co. Ltd. (“Zijiang”).

Zhongfu is a listed company on the Shenzhen Stock Exchange stock symbol 000659.sz. Zhongfu manufactures and sells PET preforms, PET bottles, and film labels and has an approximately  $282 million in annual revenue and 934 employees.  Zhongfu has 30 production facilities throughout China including Shenzhen, Kunshan, Chengdu, Tianjin and Beijing.

Zijiang is a listed company on the Shanghai Stock Exchange stock symbol 600210.ss. Zijiang manufactures PET preforms, PET bottles, bottle caps, plastic bags and other diversified businesses, including real estate and hotels.  Zijiang has approximately $550 million in annual revenue and 683 employees. Zijiang has production facilities in 15 locations in China.

Our competitive advantages

We believe that our competitive advantages are as follows:

Product quality - We are qualified to produce higher quality PET CSD bottles and PET CSD preforms. Our quality control department designs various internal guidelines and procedures to comply with international CSD producers’ requirements. Our manufacturing facilities are required to be periodically audited by our international CSD producer customers for quality and hygiene standards compliance.

Flexibility to complement customers’ production schedule - Our experienced management teams are capable of fulfilling our international customers’ needs on production planning, production surge, product switching, equipment maintenance planning and logistics for CSD bottles production.  Our management teams always work to ensure that production for our international customers is done in the most efficient way possible and that no disruptions in production take place

Possession of customers’ designated production equipments - Serving international CSD producers and their bottlers requires high quality standards compared to local CSD producers. All of our production machines for PET CSD bottles and PET CSD preforms are customers designated production equipment that can ensure high product quality with high degree of reliability. Our existing designated production equipment (including the molds for our customers’ respective tailor-made CSD bottles) adequately fulfill our customers’ production requirements. The pricing of this designated production equipment is much higher than that of the substitute machinery produced locally and is normally not accessible by PET CSD bottle producers not serving international customers.

Experienced management team with industry expertise - Our local management teams have been serving us for more than 5 to 10 years. Compared to our major competitors, whose management teams are either recruited recently or new to the business in light of the rapid geographical expansion in certain locations, our management teams are more experienced in the PET CSD bottles business.

At present, our major competitors are listed companies with stronger ability to arrange for both external and internal resources.  In terms of the ability to grow in production capacity, we believe that we may be at a competitive disadvantage to our major competitors because we believe that the relative costs of an internal or external financing would be higher than that of our major competitors.

Pricing is also one of the competitive factors in the industry.  Our flexibility on pricing is less competitive to our major competitors due to their stronger financial strength as listed companies.

REGULATION

Our company has a policy to comply with all applicable laws and regulations not only in China but also all countries throughout the world in which we do business.

The production in China of our company’s products is generally subject to environmental protection regulations that require all manufacturing industries to adopt measures to control the disposal of industrial waste, industrial manufacturing licensing and company licensing laws that regulate the business scope of companies, taxation laws that require income tax payable to the Chinese government, and labor laws that restrict maximum work-hours.

Environmental Protection Regulations

The Environmental Protection Law of China has been developed and implemented by the Ministry of Environment Protection (the “Ministry”).  Since 1984, the Chinese government has attempted to mitigate its pollution problem amid the industrialization process. The Ministry has set up subsidiary bureaus throughout all provinces of China to implement fast-improving measures for environmental protection. In particular, companies are required to adopt measures to control pollution engendered by industrial waste, noise, radiation, and vibration. All companies are required to report to the bureau in their county about the status of pollutants and the measures adopted to deal with the pollutants. Penalty fees are levied on companies whose pollutant discharge levels exceed the standards set by the Ministry. The Ministry also often issues warning notices and fines, and may mandate temporary suspension of production for installation of pollution control facilities. In serious cases where the pollution causes physical or personal damage, the Ministry may impose sanctions, demand compensation to victims, coerce permanent termination of companies, or sue company owners for criminal liability.

Our Company only paid some minimal administrative costs with respect to submitting environmental reports and other related documents to the Ministry of Environment Protection in accordance with environmental laws in China. No other substantial cost was paid relating to compliance with environmental protection laws in China.

Company Laws and Regulations

The Chinese government has promulgated company laws and regulations through its State Administration for Industry and Commerce. To operate a business in China, a company has to apply for business and production licenses at the Enterprise Registration Bureau and/or the Registration Bureau of Foreign-Invested Enterprise. Such various licenses have to be obtained for companies manufacturing important industrial products such as plastic bottles and containers. Application for production licenses requires official tests and inspections by the government be passed, and maintenance of the licenses require subsequent regular periodic inspections. Production and product quality is also monitored by government, through the General Administration of Quality Supervision, Inspection, and Quarantine of PRC.

Corporate Income Taxation

Income taxes chargeable to companies in China may differ across industries and location due to differences in preferential tax treatment or subsidies. In general, the corporate income tax rate has a ceiling of 33%, but foreign-invested companies shall enjoy preferential rates: full tax exemption applies to the first two years when the company records profits, and thereafter there is a 50% tax exemption for the subsequent third to fifth years. Our company belongs to this foreign-invested category, hence our present and future subsidiaries shall enjoy the same tax concessions.

Labor Laws

According to Chinese Labor Law, the maximum work hours for a labor are 40 hours per week. Owing to the seasonality factor, the PET CSD bottle production industry has peak and non-peak seasons throughout the year. During peak seasons, our employees may have to work for more than 40 hours per week; but during non-peak seasons, our employees may have to work for less than 40 hours per week. We have therefore applied for and have been granted approvals from relevant government authorities to count the work hours for a labor on yearly basis instead of weekly basis. As a result, we have not violated the maximum work-hour requirement, but at the same time have greatly improved flexibility of our labor force in coping with the seasonality problem.

Employees

As of April, 2009, the Company had 458 employees.

The following table summarizes the employees of Citysky, GEHZ, GENJ, GEXN.

Department	Citysky	GEHZ	GENJ	GEXN	Total
CEO	1	-	-	-	1
COO	1	-	-	-	1
CFO	1	-	-	-	1
General manager	-	1	1	1	3
Human resources and administration	-	24	14	10	48
Storage and transportation	-	27	32	33	92
Quality control	-	15	18	8	41
Equipment maintenance	-	13	-	-	13
Bottle Blowing	-	60	73	68	201
Preforms Production	-	24	18	-	42
Sales & Marketing	-	1	1	1	3
Purchasing	-	1	1	-	2
Finance	-	3	4	3	10
Total	3	169	162	124	458

Item 1A.	Risk Factors

Risks Related to Our Business

Our expansion strategy may not be proven successful.

One of our key strategies to grow our business is to aggressively expand our production capacity. We will need to engage in various forms of capacity expansion activities at corporate level, and of production activities at operational level in order to carry out our plans. Therefore, the Company’s proposed operations are subject to all of the risks inherent in the unforeseen costs and expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the bottled water industry in general. Despite our best efforts, we may never overcome these obstacles to financial success. There can be no assurance that the Company’s efforts will be successful or result in revenue or profit, or that investors will not lose their entire investment.

Our results of operations may fluctuate due to seasonality.

Our sales are subject to seasonality. For example, we typically experience higher sales of bottled water in summer time in coastal cities while the sales remain constant through out the entire year in some inland cities. In general, we believe our sales will be higher in the second and third quarters of the year when the weather is hot and dry, and lower in the fourth and first quarters of the year when the weather is cold and wet. Sales peak during the months from June to September. Sales can also fluctuate during the course of a financial year for a number of other reasons, including weather conditions and the timing of advertising and promotional campaigns. As a result of these reasons, our operating results may fluctuate. In addition, the seasonality of our results may be affected by other unforeseen circumstances, such as production interruptions. Due to these fluctuations, comparison of sales and operating results between the same periods within a single year, or between different periods in different financial years, are not necessarily meaningful and should not be relied on as indicators of our performance.

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

We are subject to environmental laws and regulations in the PRC. Changes in the existing laws and regulations or additional or stricter laws and regulations on environmental protection in China may cause us to incur significant capital expenditures, and we cannot assure that we will be able to comply with any such laws and regulations.

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

We depend on a few key customers, the loss of any of which could cause a significant decline in our revenues.

Coca-Cola and Pepsi accounted for 79% and 21%, respectively, of our net revenue in 2008 and 80% and 20%, respectively, of our net revenue in 2007.  The loss of either of these customers or a significant reduction in sales to either of these customers would materially adversely affect our profitability.

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

We may experience material disruptions to our manufacturing operation.

We operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities.  A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial results.  Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events including:

•	unscheduled maintenance outages;
•	prolonged power failures;
•	an equipment failure;
•	disruptions in the transportation infrastructure, including roads, bridges and railroad tracks;
•	fires, floods, earthquakes or other catastrophes; and
•	other operational problems

We rely on key executive officers. Their knowledge of our business and technical expertise would be difficult to replace.

We were founded in 1994 by Mr. Guy A-Tsan Chung.  Since then, Mr. Stetson Chung, the son of Guy A-Tsan Chung and our highly experienced senior management team has developed us into a large scale PET bottle production company. Stetson Chung, together with other senior management, has been the key driver of our strategy and has been fundamental to our achievements to date. The successful management of our business is, to a considerable extent, dependent on the services of Stetson Chung and other senior management. The loss of the services of any key management employee or failure to recruit a suitable or comparable replacement could have a significant impact upon our ability to manage our business effectively and our business and future growth may be adversely affected.

The ownership of our common stock is concentrated and one stockholder is able to exercise significant influence over all matters requiring stockholder approval.

Guy A-Tsan Chung currently owns 74.25% of our outstanding common stock. As a result, Guy A-Tsan Chung will be able to continue to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of mergers, acquisitions and other significant corporate transactions. In addition, this concentration of stock ownership may have the effect of delaying or preventing a change in control of our Company.

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

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions.  Our revenues and costs are mostly denominated in RMB.  Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of our stock in U.S. dollars.  For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes.  In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some of our competitors, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China.  If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.  Although we inform our personnel that such practices are illegal, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

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

The legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes with third parties.

The legal system in China is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the central government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. As China’s foreign investment laws and regulations are relatively new and the legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

We are dependent on our relationship with the local government in the province in which we operate our business.  Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

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

Our production operations and capacity are likely to be adversely affected by the earthquake in Xian that occurred in the middle of 2008 .

An earthquake occurred in Xian, China in the middle of 2008.  The earthquake could adversely affect GEXN production operations and capacity. It is likely to take time to recover GEXN’s production operations and capacity ..

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The following table summarizes the real properties owned by Citysky.

Item	Locations and addresses	Areas
1	No. 1 Road, Economic & Technological Development Zone, Jiubao Jianggan District, Hangzhou, China	163,977 square feet
2	16 Nanjing New & High Technology Industry Development Zone, Nanjing Jiangsu Province, China	133,515 square feet

The land use rights of item 1 and item 2 will expire on March 16, 2049 and July 21, 2053, respectively.

The following properties are leased by Citysky:
Item	Locations and addresses	Areas	Rent	Leasing period until	Owner
1	No. 36 Development Road, New Type Industrial Garden High-tech Industrial Develop Zone, Xian, China	10,764 square feet	$1,428 per month	Oct. 21, 2009	Xian Pepsi
2	North-east corner of Development Road and Chuanghui Road, New Type Industrial Garden High-Tech Industrial Development Zone, Xian China	40,545 square feet	$5,919 per month	June 1, 2011	Xian Yongxin Huanbao Equipment Co. Ltd.
3	No. 8 Gaoxin Road, Nanjing New & High Technology Industry Development Zone, Nanjing Jiangsu Province, China	69,965 square feet	$7,142 per month	Dec. 31, 2008	Nanjing Kingbrand Property Management Co. Ltd.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2008, there were no matters submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Over the Counter Bulletin Board (OTCBB) under the symbol “GEBD,” since May 22, 2008.  The following table sets forth the high and low bid information for our common stock from the commencement of trading on May 22, 2008 through March 31, 2009 as reported by OTCBB.
Period	Low ($)	High ($)
2009 First Quarter	$0.25	$1.01
2008 Fourth Quarter	$1.01	$3.75
2008 Third Quarter	$1.50	$3.49
2008 Second Quarter (Beginning May 22, 2008) (1)(2)	$2.25	$2.65
2008 First Quarter (1)	N/A	N/A
2007 Fourth Quarter (1)	N/A	N/A
2007 Third Quarter (1)	N/A	N/A
2007 Second Quarter (1)	N/A	N/A

(1) Our common stock commenced trading on May 22, 2008.
(2) On April 16, 2008, our board of directors approved a 1-for-5 forward stock split (the “Forward Split”) of our common stock. The record date for the Forward Stock split was April 26, 2008.  Pursuant to the Forward Split, every one (1) share of our then  issued and outstanding Common Stock was reclassified and divided into five (5) post-split shares of our Common Stock.  The post-split shares began trading on the OTC Bulletin Board on May 22, 2008.

Number of Holders of Common Stock

The number of holders of record of our common stock on April 22, 2009 was 63.

Dividends

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2007 or the fiscal year ended December 31, 2008. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.  The payment of any dividends is within the discretion of our  board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

On March 10, 2008, we entered into a Share Exchange Agreement with Citysky Investment Holdings, Inc, a British Virgin Islands company and Guy A-Tsan Chung, the sole shareholder of Citysky to acquire 100% of the outstanding equity of Citysky from the Shareholder in consideration for 6,492,000 shares of our common stock.  The Share Exchange was consummated on March 10, 2008.  The shares of Common Stock were issued pursuant to Regulation S in a transaction that was exempt from registration under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

None.

Item 6.	Selected Financial Data

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note regarding forward – looking statements

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes" "management believes" and similar language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

Except as otherwise indicated by the context, references in this Form 10-K to “ “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to Great East Bottles and Drinks (China) Holdings, Inc., a Florida corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

Results of Operations – Three Months Ended December 31, 2008 as Compared to Three Months Ended December 31, 2007

The following table summarizes the results of our operations during the three-month period ended December 31, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended December 31, 2008 to the three-month period ended December 31, 2007.

	Three months ended Dec 31,		(Decrease)/	(%Decrease)
	2008	2007	Increase	% Increase
Revenue	$6,368,010	$4,133,828	$2,234,182	54.0%
Cost of sales	5,300,420	2,954,273	2,346,147	79.4%
Gross profit	1,067,590	1,179,555	(111,965)	(9.5%)
General & administrative	513,548	276,453	237,095	85.8%
Sales & marketing	82,775	15,667	67,108	428.3%
Income from operations	471,267	887,435	(416,168)	(46.9%)
Other income (expense)	(119,709)	199,754	(319,463)	(159.9%)
Provision for taxation	61,711	195,596	(133,885)	(68.4%)
Minority interests	1,007	7,226	(6,219)	(86.1%)
Discontinued operations	-	9,968	9,968	(100%)
Net income	288,840	874,399	(585,559)	(67.0%)

Revenues

Sales revenue increased from $4,133,828 in the last quarter of 2007 to $6,368,010 in the same period in 2008, representing a 54.0% increase. The increase in revenue was mainly due to the increase in demand of PET bottles from Coca – Cola and Pepsi, which are our major customers.

Cost of sales and gross margin

Cost of sales increased from $2,954,273 in the last quarter of 2007 to $5,300,420 in the same period in 2008, representing a 79.42% increase. The increase was due to the increase in sales in the last quarter of 2008 as compared to the same period last year. We recorded a gross margin of 16.8% in the last quarter of 2008, a decrease of nearly 11.7% as compared to 28.5% in the same period last year. The decrease was mainly due to the increase in production costs, which lowered the gross profits.

Sales and marketing

Sales and marketing expenses increased by $67,108 or 428.3% from $15,667 in last quarter 2007 to $82,775 in the same period 2008. The increase was mainly due to the increase in selling expenses.

General and administrative

General and administrative expenses increased from $276,453 in the last quarter of 2007 to $513,548 for the same period 2008, representing a increase of $237,095 or 85.8%. The increase was mainly a result of increase in staff costs, including social insurance costs for staff.

Net income

Net income for the last quarter ended 2008 was $288,840 as compared to $874,399 in the same period 2007. The material decrease was mainly attributable to the increase in selling expenditures and staff costs during the period.

Results of Operations – Twelve Months Ended December 31, 2008 as Compared to Twelve Months Ended December 31, 2007

The following table summarizes the results of our operations during the twelve-month period ended December 31, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the twelve-month period ended December 31, 2008 to the twelve-month period ended December 31, 2007.

	Twelve months ended December 31,
	2008	2007	Increase	% Increase
Revenue	$30,502,327	$24,410,570	$6,091,757	24.96%
Cost of sales	23,612,335	18,950,517	4,661,818	24.60%
Gross profit	6,889,992	5,460,053	1,429,939	26.2%
General & administrative	1,717,013	1,430,781	286,232	20.0%
Sales & marketing	120,786	52,343	68,443	130.8%
Income from operations	5,052,193	3,976,929	1,075,264	27.0%
Other income (expense)	(559,207)	(180,257)	(378,950)	210.2%
Provision for taxation	948,949	783,283	165,666	21.2%
Minority interests	12,012	7,226-	4,786	66.2%
Discontinued operations	30,094	9,968-	20,126	201.9%
Net income	3,501,931	2,996,195	505,736	16.9%

Revenues

Sales revenue increased from $24,410,570 in the twelve months of 2007 to $30,502,327 in the same period in 2008, representing a 24.96% increase. The increase in revenue was mainly due to the increase in demand of PET bottles from Coca – Cola and Pepsi, which are our major customers.

Cost of sales and gross margin

Cost of sales increased from $18,950,517 in the twelve months of 2007 to $23,612,335 in the same period in 2008, representing a 24.6% increase. The increase was due to the increase in sales in the twelve months of 2008 as compared to the same period last year. We recorded a gross margin of 22.59% in the twelve months of 2008, an increase of 26.2% as compared to 22.4% in the same period last year. The increase was mainly due to the increase in production costs, which lowered gross profits.

Sales and marketing

Sales and marketing expenses increased by $68,443 or 130.8% from $52,343 in twelve months of 2007 to $120,786 in the same period 2008. The increase was mainly due to selling expenses.

General and administrative

General and administrative expenses increased from $1,430,781 in the twelve months of 2007 to $1,717,013 for the same period 2008, representing an increase of $286,232 or 20.0%. The increase was mainly due to significant increase in staff costs, including salary and insurance costs as a result of the implementation of the PRC Labor Contract Law commencing January 1, 2008.

Net income

Net income for the twelve months ended 2008 was $3,501,931 as compared to $2,996,195 in the same period 2007. The material increase was mainly attributable to the increase in sales and the improved in gross margin during the period.

Liquidity and Capital Resources

Cash

Our cash balance at December 31, 2008 was $69,958, representing a decrease of $51,616, compared with our cash balance of $121,574 as at December 31, 2007. The cash was mainly used to fund our operations.

Cash flow

Operating Activities

Net cash inflows from operating activities during the twelve months ended December 31, 2008 amounted to $6,078,451, representing a increase in inflow of $1,706,241 compared with net cash inflows from operating activities of $4,372,210 in the same period of 2007. The increase in cash inflow was mainly due to decrease in trade receivables and inventory and increase in notes payable as at December 31, 2008.

Investing Activities

Net cash outflow from investing activities increased from $1,482,236 for the twelve months ended 2007 to $7,625,282 for the same period of 2008, representing an increase of $6,143,046. The net cash outflows for both periods were mainly attributable to payments made for purchases of imported and domestic production equipments.

Financing Activities

Net cash inflow for financing activities was $397,408 for the twelve months of 2008, representing a increase of $4,344,015 over the net cash outflow of $3,946,607 recorded in the same period of 2007. The change was due to the decrease in amount due to related party for the period ended December 31, 2008.

Working capital

Our working capital increased by $72,088 to $520,257 at December 31, 2008 from $448,169 at December 31, 2007, mainly due to increase in net cash inflow from operating activities as well as increase in long term bank loan during the twelve months of 2008.

We currently generate our cash flow through production and sales of PET bottles and PET preforms in China. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of December 31, 2008, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the twelve months ended December 31, 2008 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 7.766 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

3.	If the Company is unable to derive any revenues from China, it would have a significant, financially disruptive effect on the normal operations of the Company.

Item 8.	Financial Statements and Supplementary Data

The response to this item is included in a separate section of this Annual Report. See “Index to Consolidated Financial Statements” on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	(T) Controls and Procedures Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2008 of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in our internal control over financial reporting as of December 31, 2008:

1.
Insufficient accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of December 31, 2008.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation. In addition, any evaluation of effectiveness for future periods is subject to the risk that controls may become inadequate because of changes in conditions in the future.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Stetson Chung	42	Chief Executive Officer, President and Director (Acting Chief Financial Officer)

Stetson Chung, aged 42, is the Chief Executive Officer, Acting Chief Financial Officer and Director of GEBD. Stetson assumed his current role of the company in 1996. Prior to GEBD, he worked for the IT industry and was the youngest recipient of the prestigious Governor’s Award for Industry Grand Prize (Consumer product design – video conferencing) in Hong Kong. Stetson is responsible for the overall management of the company. Stetson graduated from Dartmouth College in the United States with a degree in Economics and Computer Science.

On March 10, 2008, Joseph Flad, resigned from his positions as President, Chief Financial Officer and as a member of the board of directors of the Company.  On March 10, 2008, Mary Flad, resigned from her positions as Secretary, Treasurer and as a member of the board of directors of the Company.

CORPORATE GOVERANCE

Number and Term of Directors

The Company’s sole director is Stetson Chung. Mr. Chung shall serve as a director until his successor has been duly elected and is qualified.

Audit Committee

Our board of directors will establish an audit committee within the twelve months after the year end of 2008 in accordance with Sarbanes Oxley Act 404. Currently, our entire board of directors serves as our audit committee in 2008. We will appoint a financial expert on our Board of Directors within the twelve months after the year end of 2008.

Other Committees

We will establish compensation, nominating committees of the Board of Directors within the twelve months after the year end of 2008 in order to comply with the Sarbanes Oxley Act 404.

Family Relationships

Stetson Chung, our sole officer and director is the son of Guy A-Tsan Chung, our 74.25% shareholder.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions in accordance with applicable federal securities laws. The Code was filed as Exhibit 14 to our Registration Statement on Form SB-2 (Registration No. 333-139008).

Changes in Director Nomination Process for Stockholders

None.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officer and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Our directors, executive officer and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to the Company, none of our  directors, executive officer or persons who own more than 10% of our common stock filed Forms 3, 4 and 5 on a timely basis during the year ended December 31, 2008.

Item 11.	Executive Compensation

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company’s last two fiscal years to each of the following named executive officers (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Stetson Chung	2008	0	0	0	0	0	0	0	0
CEO, President,	2007	0	0	0	0	0	0	0	0
(Acting CFO)

Joseph Flad	2008	0	0	0	0	0	0	0	0
Former President and CFO	2007	0	0	0	0	0	0	12,000	12,000

Employment Agreements

None.

Equity Compensation Plans

We do not maintain any equity compensation plans and we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

DIRECTOR COMPENSATION

The following table summarizes compensation that our directors earned during 2008 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Stetson Chung	0	0	0	0

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 22, 2009, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, our officer, and all directors and our officer as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock
Guy A-Tsan Chung	29,700,000	74.25%
Stetson Chung	0	0
All directors and executive officers as a group (one (1) individual)	0	0
______________
(1)	Based on 40,000,000 outstanding shares of common stock on April 22, 2009

(2)	The business address for each of our sole director and officer is c/o Great East Bottles & Drinks (China) Holdings, Inc, 203 Hankow Center, 5-15 Hankow Road, Tsimshatsui, Kowloon, Hong Kong

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There has not been since January 1, 2008 nor is there currently pending any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded $120,000 and in which any director, executive officer, holder of more than 5% of our Common Stock or any member of the immediate family of any of these persons had or will have a direct or indirect material interest other than the following.:

On March 10, 2008, we entered into a Share Exchange Agreement with Citysky and Guy A-Tsan Chung, the sole shareholder of Citysky to acquire 100% of the outstanding equity of Citysky from the Shareholder in consideration for 6,492,000 pre-split shares of our common stock.  The Share Exchange was consummated on March 10, 2008.

We had amounts of $1,094,679 due to GEBD from Great East Packing Holdings Limited (“GEPH”), a related company, consisting of short term borrowing. GEPH is considered as a related company because of common ownership with Guy A-Tsan Chung. These short term borrowing and advances bears 9% interest per annum. Interest income accrued for the year ended December 31,2008 is included in our audited financial statements.

Director Independence

The Company’s sole director is not an “independent director” within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Securities Act of 1934, as amended.

Item 14.	Principal Accountant Fees and Services

On April 18, 2008, the Company dismissed its principal independent accountants, Randall N. Drake CPA, PA (“Drake”) . The decision to dismiss Drake as the Company’s principal independent accountant was approved by the Company’s Board of Directors on April 18, 2008. Drake’s report on the Company’s financial statements for the fiscal years ended December 31, 2006 and 2007 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the period from January 1, 2006 through the date of Drake’s dismissal, there were no disagreements with Drake on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Drake, would have caused Drake to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such period. None of the “reportable events” described under Item 304(a)(1)(iv) of Regulation S-K occurred within the period from January 1, 2006 through April 18, 2008.

On January 14, 2008, the Company engaged Madsen & Associates CPA Inc. (“Madsen”) as its new principal independent accountants, effective immediately upon the dismissal of Drake. The decision to engage Madsen as the Company’s principal independent accountants was approved by the Company’s Board of Directors on April 18, 2008.

During the Company’s most two  fiscal years ended December 31, 2007 and 2006 and through January 14, 2008, the Company did not consult with Madsen on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and Madsen did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The Company paid the following fees to its auditors during its fiscal years ended December 31, 2008 and 2007:

Fee Category	2008	2007
Audit fees – Madsen	$42,730	$0
Audit Fees –Drake	$0	$5,000

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and review of the final financial statements included in our annual reports on Form 10-K.

Audit Related Fees

We did not incur any audit-related fees with Madsen or Drake for the years ended December 31, 2008 and 2007.

Tax Fees

We did not incur any tax fees with Madsen or Drake for the years ended December 31, 2008 and 2007.

All Other Fees

We did not incur any fees with Madsen or Drake for other professional services rendered for the years ended December 31, 2008 or 2007.

Pre-Approval Of Services

The Board of Director’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Board may also pre-approve particular services on a case-by-case basis.

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

(b) Exhibits

The following Exhibits are filed as part of this report:

Exhibit No.	Description
2.1
Agreement for Share Exchange, dated as of March 10, 2008 by and among Jomar Specialties Inc., Citysky Investment Holdings Inc. and Guy A-Tsan Chung – filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 10, 2008

3.1	Amended and Restated Articles of Incorporation – filed as Exhibit 3 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-139008)
3.2	Amendment to Amended and Restated Articles of Incorporation – filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 16, 2008
3.3	By-Laws - filed as Exhibit 3 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-139008)
14.1	Code of Ethics – filed as Exhibit 14 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-139008)
21.1	List of Subsidiaries.
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934
32.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC

April 21, 2009	By:	/s/ Stetson Chung
		Name:	Stetson Chung
		Title:	Chief Executive Officer, President, Director and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 21, 2009	By:	/s/ Stetson Chung
		Name:	Stetson Chung
		Title:	Chief Executive Officer, President, Director and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Board of Directors
Great East Bottles and Drinks (China) Holdings, Inc.
Hong Kong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying condensed consolidated balance sheets of Great East Bottles and Drinks (China) Holdings, Inc.  (the Company) as of December 31, 2008 and 2007 and the condensed consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These condensed consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (“PCAOB”).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these condensed consolidated financial statements referred to above present fairly, in all material aspects, the condensed consolidated financial position of the Company as of December 31, 2008 and 2007, and the condensed consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

s/Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
April 13, 2009
Salt Lake City, Utah

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$69,958	$121,574
Pledged deposits	3,704,253	4,106,258
Accounts receivable, net	2,016,545	2,426,566
Inventories, net	1,555,782	1,998,961
Amount due from a related party	1,094,679	-
Prepaid expenses and other receivables	830,471	477,605
Total current assets	9,271,688	9,130,964

PROPERTY, PLANT & EQUIPMENT, NET	21,322,104	14,457,424

LAND USE RIGHT, NET OF AMORTIZATION	346,544	334,367
OTHER ASSETS	-	275

TOTAL ASSETS	$30,940,336	$23,923,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loans	$4,006,774	$5,346,561
Accounts payable	1,647,176	1,419,985
Notes payables	2,303,646	1,085,956
Accrued expenses and other payables	101,288	103,591
VAT payables	429,237	342,178
Income tax payables	263,310	379,444
Due to related party	-	5,080
Total current liabilities	8,751,431	8,682,795

LONG-TERM BANK LOAN	3,334,646	1,576,543

TOTAL LIABILITIES	12,086,077	10,259,338

MINORITY INTERESTS	113,984	101,874

STOCKHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; $0.01 par value; 40,000,000 shares and 8,000,000 shares issued and outstanding on December 31, 2008 and 2007, respectively	400,000	80,000
Additional paid in capital	9,795,277	10,115,277
Capital reserves	2,410,701	2,124,040
Retained earnings/(accumulated deficits)	2,234,341	(976,888)
Other comprehensive income	3,899,956	2,219,389
TOTAL STOCKHOLDERS’ EQUITY	18,740,275	13,561,818

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,940,336	$23,923,030

See accompanying notes to consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2008 and 2007

	2008	2007

REVENUE	$30,502,327	$24,410,570

COST OF SALES	23,612,335	18,950,517

GROSS MARGIN	6,889,992	5,460,053

EXPENSES
Selling and distribution	120,786	52,343
General and administrative	1,717,013	1,430,781

OPERATING INCOME	5,052,193	3,976,929

OTHER INCOME/(EXPENSE)
Other income	266,621	306,793
Interest income	269,011	300,624
Bank loan interest	(619,172)	(467,867)
Other interest expense	(475,667)	(319,807)
TOTAL OTHER INCOME (EXPENSE)	(559,207)	(180,257)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	4,492,986	3,796,672

PROVISION FOR INCOME TAXES	948,949	783,283

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	3,544,037	3,013,389

MINORITY INTEREST	12,012	7,226

INCOME FROM CONTINUING OPERATIONS	$3,532,025	$3,006,163

DISCONTINUED OPERATIONS
Revenue	1,311	127,271
General and administrative expenses	(31,405)	(137,239)

LOSS FROM DISCONTINUED OPERATIONS	(30,094)	(9,968)

NET INCOME	3,501,931	2,996,195

OTHER COMPREHENSIVE INCOME
Gain on foreign exchange translation	1,680,567	1,324,933

COMPREHENSIVE INCOME	$5,182,498	$4,321,128

NET INCOME PER SHARE, BASIC AND DILUTED	$40,000,000	$40,000,000

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	0.13	0.11

See accompanying notes to consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2008 and 2007

	Common stock
	Number of shares	Amount	Additional paid in capital	Capital reserves	Retained earnings/ (accumulated deficits)	Other comprehensive income	Total equity
Balance at January 1, 2007	8,000,000	$80,000	$7,562,483	$1,923,865	$(3,769,401)	$894,456	$6,691,403

Net income for the year	-	-	-	-	2,996,195	-	2,996,195

Capital contribution during the year	-	-	2,552,794	-	-	-	2,552,794

Utilization during the year	-	-	-	(3,507)	-	-	(3,507)

Transfer from accumulated deficits to capital reserves	-	-	-	203,682	(203,682)	-	-

Foreign currency translation adjustments	-	-	-	-	-	1,324,933	1,324,933

Balance at December 31, 2007 and January 1, 2008	8,000,000	$80,000	$10,115,277	$2,124,040	$(976,888)	$2,219,389	$13,561,818

1 for 5 forward split	32,000,000	320,000	(320,000)	-	-	-	-

Net income for the year	-	-	-	-	3,501,931	-	3,501,931

Utilization during the year	-	-	-	(4,041)	-	-	(4,041)

Transfer from retained earnings to capital reserves	-	-	-	290,702	(290,702)	-	-

Foreign currency translation adjustments	-	-	-	-	-	1,680,567	1,680,567

Balance at December 31, 2008	40,000,000	$400,000	$9,795,277	$2,410,701	$2,234,341	$3,899,956	$18,740,275

See accompanying notes to consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007

Cash flow from operating activities
Net income	$3,501,931	$2,996,195
Adjustments for:
Depreciation	1,735,831	2,019,790
Amortization of land use rights	9,244	8,410
Allowance for doubtful accounts	-	55,082
Provision for slow moving inventories	93,768	-
Other non cash (income) losses	-	(23,922)
Minority interests	12,012	7,226

Operating profit before changes in working capital	5,352,786	5,062,781
Decrease/(increase) in trade receivables	410,021	(454,379)
Decrease/(increase) in inventory	349,411	(29,423)
Increase in amount due from a related party	(1,094,679)	-
Increase in deposits, prepayments and other receivables	(352,866)	(118,074)
Decrease/(increase) in other assets	275	(275)
Increase/(decrease) in trade payables	227,191	(167,948)
Increase/(decrease) in notes payable	1,217,690	(142,029)
Increase in VAT payables	87,059	124,485
(Decrease)/increase in income tax payables	(116,134)	210,678
Decrease in other payables and accruals	(2,303)	(113,606)

Net cash inflow from operating activities	6,078,451	4,372,210

Investing activities
Purchase of plant and equipment	(7,625,282)	(1,482,236)

Net cash outflow from investing activities	(7,625,282)	(1,482,236)

Financing activities
Proceeds from bank loans	5,876,497	6,920,913
Repayment of bank loans	(5,871,973)	(6,900,231)
Decrease in pledged deposits	402,005	1,337,769
Decrease in amount due to a related party	(5,080)	(5,301,551)
Decrease in capital reserves	(4,041)	(3,507)

Net cash inflow/(outflow) from financing activities	397,408	(3,946,607)

Net decrease in cash and cash equivalents	(1,149,423)	(1,056,633)

Effect of foreign exchange rate changes	1,097,807	529,397

Cash and cash equivalents at beginning of year	121,574	648,810

Cash and cash equivalents at end of year	$69,958	$121,574

Analysis of cash and cash equivalents
Cash and cash equivalents	$69,958	$121,574

Cash paid for interest	$1,094,839	$787,674

Cash paid for income taxes	$1,065,083	$572,605

See accompanying notes to consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great East Bottles & Drinks (China) Holdings, Inc. and subsidiaries (the “Company”) are a group of manufacturers producing beverage bottles which mainly is made of PET, a type of plastic with desirable characteristic for packaging including clear and wide range of color and shape, tough, good resistance to heat, moisture and dilute acid. Beverage bottles are manufactured and sold in the People’s Republic of China (“PRC” or “China”) for bottling of Carbonated Soft Drinks (“CSD”) for world brands and these beverage bottles are referred to as PET CSD bottles.

At December 31, 2008, details of the Company’s subsidiaries are as follows:

Name	Place of incorporation	Effective Ownership	Principal activities

Citysky Investment Holding Inc (“Citysky”)	the British Virgin Islands (“BVI”)	100%	Investment holdings

Great East Packaging International Limited	BVI	100%	Investment holding

Great East Packaging (Nanjing) Limited	BVI	100%	Investment holding

Great East Packaging (Xian) Limited	BVI	100%	Investment holding

Hangzhou Great East Packaging Co., Limited	PRC	99%	Production of beverage bottles

Nanjing Great East Packaging Co., Limited	PRC	100%	Production of beverage bottles

Xian Great East Packaging Co., Limited	PRC	100%	Production of beverage bottles

NOTE 2 – RECAPITALIZATION AND REORGANIZATION

On March 10, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Citysky and the sole shareholder of Citysky.  Pursuant to the terms of the Share Exchange Agreement, the Company acquired 100% ownership of Citysky from the Shareholder.  Consideration by the Company was the issuance of 6,492,000 shares of its common stock to Citysky (the “Exchange Shares”) in exchange for 100% ownership of Citysky. Immediately upon completion of the share exchange transaction through issuance of the Exchange Shares, the Company had a total of approximately 8,000,000 shares of its common stock issued and outstanding. The Share Exchange Agreement closed subject to the provisions and conditions of the Share Exchange Agreement and the discretion of the parties.  The transaction set forth in the Share Exchange Agreement closed on March 10, 2008.

The above stock exchange transaction resulted in the sole shareholder of Citysky obtaining a majority voting interest in the Company. Generally accepted accounting principles in the United States of America require that the Company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, the stock exchange transaction has been accounted for as a recapitalization of Citysky as Citysky acquired a controlling equity interest in the Company as of March 10, 2008. The reverse acquisition process utilizes the capital structure of the Company and the assets and liabilities of Citysky recorded at historical cost.

Citysky is the continuing operating entity for financial reporting purposes, and the financial statements prior to March 10, 2008 represent Citysky’s financial position and results of operations. Although Citysky is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of the Company as the surviving corporation did not change.

Subsequent to completion of the reverse takeover transaction, the Company changed its name to Great East Bottles & Drinks (China) Holdings, Inc..

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and the Company’s subsidiaries (see Note 1). The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America, and all significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Economic and Political Risk

The Company’s major operations are conducted in the People’s Republic of China (“China” or “PRC”). Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC’s economy may influence the Company’s business, financial condition, and results of operations.

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

(c)  Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company has recorded an allowance for doubtful accounts of $55,082 at December 31, 2007. The allowance was charged off against gross receivable during the year ended December 31, 2008 as the amount is determined to be uncollectible. There were no additional bad debts incurred for accounts receivable during the year ended December 31, 2008.

(d)  Inventories

Inventories consisting of raw materials, work-in-progress, goods in transit and finished goods are stated at the lower of cost or net realizable value. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Inventory costs are calculated using a weighted average, first in first out (FIFO) method of accounting.  The Company has recorded a provision for slow moving inventories of $93,768 during the year ended December 31, 2008.

(e)  Property, Plant and Equipment, Net

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

(f)  Land Use Rights

According to the law of PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government for 40 to 50 years.

Land use rights represent the cost for purchasing the rights to use the leasehold land for the production facilities of Hangzhou Great East Packaging Co., Limited and Nanjing Great East Packaging Co., Limited.  It is stated at cost less amortization. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Amortization expenses for the years ended December 31, 2008 and 2007 were $9,244 and $8,410, respectively.

(g)  Depreciation and Amortization

The Company provides for depreciation of plant and equipment principally by use of the straight-line method for financial reporting purposes. Plant and equipment are depreciated over the following estimated useful lives:

Building	20 years
Leasehold improvement	5 years
Office equipment	5 years
Machinery and equipment	5 – 15 years
Transportation equipment	5 years

The depreciation expense for the year ended December 31, 2008 and 2007 amounted to $1,735,831 and $2,019,790, respectively.

(h)  Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the years ended December 31, 2008 and 2007.

(i)  Income Tax

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which incorporates the use of the asset and liability approach of accounting for income taxes. The Company allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate was 25% for the year ended December 31, 2008 and ranges from 27% to 33% for the year ended December 31, 2007.  At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by the PRC. The Company’s provision for income taxes for the years ended December 31, 2008 and 2007 were $948,949 and $783,283 respectively.

(j)  Fair Value of Financial Instruments

The Company values its financial instruments as required by SFAS No. 157, Disclosures about Fair Value of Financial Instruments . The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other deposits and prepayments, amount due from a related party, accounts payable, short-term bank loans, other payables and accruals, taxes payable, and amount due to a related party.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented, due to the short maturities of these instruments and the fact that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profiles at respective year ends.

(k)  Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

a)	Persuasive evidence of an arrangement exists,
b)	Delivery has occurred,
c)	The seller’s price to the buyer is fixed or determinable, and
d)	Collectibility is reasonably assured.

(l)  Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2008 and December 31, 2007, there were no dilutive securities outstanding.

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

(n)  Retirement Benefits

The country of PRC mandates companies to contribute funds into the national retirement system, which benefits qualified employees based on where they were born within the country. The Company pays the required payment for qualified employees of the Company as a payroll tax expense. Very few employees in the Company fall under the mandatory conditions requiring the Company to pay as a payroll tax expense into the retirement system of the PRC.

The Company’s PRC subsidiaries are required to make appropriations to staff welfare fund, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriations to the staff welfare fund are made at the discretion of the Board of Directors. The staff welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

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

	2008	2007

Year end RMB : US$ exchange rate	0.1458	0.1370
Average yearly RMB : US$ exchange rate	0.1446	0.1315

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/US$ exchange rate into a flexible rate under the control of the PRC’s government.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(q)  Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have any effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141®, “Business Combinations”, which replaces SFAS 141, “Business Combinations”. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the cquire at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the cquire, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes that there would be no material impact on our financial statements upon adoption of this standard.

In April 2008, the FASB issued FSP FAS 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP FAS 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist, then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132®”. SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures.  The Company believes that implementation of SFAS 158 will have little or no impact on our consolidated financial statements since we have no applicable plans.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.

In considering all recent accounting pronouncements issued by the FASB, EITF, AICPA or SEC, the Company does not expect that the adoption of any of these accounting pronouncements will have a material effect on the Company’s future reported financial position or results of operations.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

	As of December 31,
	2008	2007

Accounts receivable	$2,016,545	$2,481,648
Less: Allowance for doubtful accounts	-	(55,082)

Accounts receivable, net	$2,016,545	$2,426,566

Allowance for doubtful accounts for the years ended December 31, 2007 was $55,082.  The allowance was charged off against gross receivable during the year ended December 31, 2008 as the amount is determined to be uncollectible.

NOTE 6 – INVENTORIES, NET

Inventories consisting of raw materials and finished goods are stated at the lower of weighted average cost or market value. Inventories are PET CSD bottles and its raw material, PET, that is used to manufacture the PET CSD bottles.

Inventories as of December 31, 2008 and 2007 are summarized as follows:

	As of December 31,
	2008	2007

Raw materials	$592,281	$850,545
Work-in-progress	725,482	796,190
Finished goods	331,787	352,010
Goods-in-transit	-	216
Less: Provision for slow moving inventories	(93,768)	-

Inventories, net	$1,555,782	$1,998,961

Provision for slow moving inventories for the years ended December 31, 2008 and 2007 was $93,768 and nil, respectively.

NOTE 7 – AMOUNT DUE FROM A RELATED PARTY

Due from a related party consists of short term borrowing to Great East Packaging Holdings Limited (“GEPH”). GEPH is considered as a related party because of the common ownership with the sole shareholder of the Company. These short term borrowing and advances bears a 9% interest per annum, calculating on an accrual basis using the effective interest method by applying the rates to the net carrying amount of the assets.  Interest income accrued for the years ended December 31, 2008 and 2007 were $108,277 and nil, respectively.

NOTE 8 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses consists of payments and deposits made by the Company to third parties in the normal course of business operations with no interest being charged and no fixed terms of repayment. These payments are made for the purchase of goods and services that are used by the Company for its current operations.

The Company evaluates the amounts recorded as prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

Prepaid expenses and other receivables as of December 31, 2008 and 2007 are summarized as follows:

	As of December 31,
	2008	2007

Prepaid expenses	$654,327	$298,421
Other receivables	176,144	179,184

Total	$830,471	$477,605

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned and operated by the Company’s wholly-owned subsidiaries in China. Property, plant and equipment as of December 31, 2008 and 2007 are summarized as follows:

	As of December 31,
	2008	2007

At cost:
Building	$2,311,935	$2,140,326
Machinery	33,405,303	26,217,279
Leasehold improvement	393,426	373,156
Office equipment	1,134,841	1,143,358
Transportation vehicles	746,700	595,193
Construction in progress	1,995,134	-
	39,987,339	30,469,312

Less: Accumulated depreciation	$(18,665,235)	$(16,011,888)

Property, plant and equipment, net	$21,322,104	$14,457,424

Depreciation expense for the years ended December 31, 2008 and 2007 was $1,735,831 and $2,019,790, respectively.

NOTE 10 – LAND USE RIGHTS

Land use rights as of December 31, 2008 and 2007 are summarized as follows:

	As of December 31,
	2008	2007
At cost:
Land use rights	$466,203	$438,036

Less: Accumulated amortization	(119,659)	(103,669)

Total	$346,544	$334,367

NOTE 11 – ACCRUED EXPENSES AND OTHER PAYABLES

	As of December 31,
	2008	2007

Accrued expenses	36,861	16,213
Other payables	$64,427	$87,378

Total	$101,288	$103,591

Other payables consist of amounts owed by the Company to various entities that are incurred by the Company outside of the normal course of business operations.  These liabilities and accrued expenses are non interest bearing and are payable within a year.

NOTE 12 – BANK LOANS

The Company has entered into an arrangement with several banks to borrow funds on a short term basis to purchase raw materials or finance the business operations of the Company. Bank loans as of December 31, 2008 included Hong Kong Dollar (“HKD”) and RMB bank loans whereas bank loans as of December 31, 2007 included RMB bank loans only. The table below shows the amounts owed by the Company to these banks along with the stated interest rate charged by these banks.

Bank loans of the Company as of December 31, 2008 and 2007 were summarized as follows:

	Interest rate		Bank loans balance
	As of December 31,		As of December 31,
Name of banks	2008	2007	2008	2007

Hang Seng Bank	7.750%	-	2,338,544	-
China Construction Bank	7.470%	6.757%	$875,020	$2,740,513
Industrial and Commercial Bank of China	7.920% to 8.217%	8.019%	1,283,363	1,205,826
Bank of Communications	7.330%	5.115%	1,166,694	1,096,205
DBS Bank (Hong Kong) Limited	9.180%	7.320%	1,677,799	1,878,369
Others				2,191
			7,341,420	6,923,104

Less:
Repayable after one year but within two years			(740,304)	(347,754)
Repayable after two years but within five years			(2,056,504)	(1,228,789)
Repayable after five year			(537,838)	-

Current portion			$4,066,774	$5,346,561

The maturity dates for the above bank loans are summarized as follows:

			Bank loans balance
			As of December 31,
Name of banks	Drawn down currency	Due date	2008	2007

Hang Seng Bank	HKD	February 2015	1,163,054	-
Hang Seng Bank	HKD	March 2015	1,175,490	-
China Construction Bank	RMB	April 2009	875,020	-
China Construction Bank	RMB	March 2008	-	685,128
China Construction Bank	RMB	April 2008	-	685,128
China Construction Bank	RMB	June 2008	-	1,370,257
Industrial and Commercial Bank of China	RMB	September 2009	845,853	-
Industrial and Commercial Bank of China	RMB	September 2009	437,510	-
Industrial and Commercial Bank of China	RMB	September 2008	-	1,205,826
Bank of Communications	RMB	June 2009	1,166,694	-
Bank of Communications	RMB	June 2008	-	1,096,205
DBS Bank (Hong Kong) Limited	RMB	November 2012	1,677,799	1,878,369
Others			-	2,191

			$7,341,420	$6,923,104

All bank loans were secured and guaranteed by the following:

Secured by:	Building and land use rights of the Company
Building and land use rights of Nanjing Crystal Pines Beverages & Packaging Co. Ltd., a related party

Guaranteed by:	Directors
Mr. Guy Chung
Mr. Stetson Chung
Related companies
Shanghai Great East Packaging Co. Ltd.
Shenyang Great East Packaging Co. Ltd.
Great East Packaging Holdings Ltd.
Janwise Limited
Great East Packaging (Hong Kong) Limited

Interest expenses for the bank loan for the years ended December 31, 2008 and 2007 were $619,172 and $467,867, respectively.

NOTE 13 – INCOME TAX AND DEFERRED TAX LIABILITIES

(a)  Corporation Income Tax

Provision for PRC corporate income tax is calculated at the prevailing rate based on the estimated assessable profits.  On March 1, 2007, the Fifth Plenary Session of the Tenth National People’s Congress passed the new Corporate Income Tax Law.   Pursuant to the new tax law, the statutory rate of corporate income tax will change to 25% with effect from January 1, 2008.

BVI companies are not subjected to tax in accordance with the relevant tax laws and regulations of the BVI.

The corporate income tax rates applicable to the Company and its subsidiaries for the year ended December 31, 2008 and 2007 were as follows:

	Place of incorporation	2008	2007

Citysky Investment Holdings, Inc	BVI	0%	0%
Great East Packaging (Nanjing) Limited	BVI	0%	0%
Great East Packaging International Limited	BVI	0%	0%
Great East Packaging (Xian) Limited	BVI	0%	0%
Hangzhou Great East Packaging Co., Limited	PRC	25.0%	27.0%
Nanjing Great East Packaging Co., Limited	PRC	25.0%	27.0%
Xian Great East Packaging Co., Limited	PRC	25.0%	33.0%

The actual and effective corporate income tax was 21.1% and 20.6% for the years ended December 31, 2008 and 2007, respectively.  The PRC subsidiaries of the Company are registered as foreign investment enterprises.

	For the year ended December 31,
	2008		2007
	Amount	%	Amount	%

Net income before provision for income taxes	$4,492,986		$3,796,672

Tax at the applicable rate	1,123,500	25.0	1,023,691	27.0
Tax effect of tax exemption	-	-	(55,843)	(1.5)
Tax loss utilized from previous periods	(67,041)	(1.5)	-	-
Underprovision in prior year	28,309	0.6	-	-
Tax effect of income not subject to tax	(135,819)	(3.0)	(184,565)	(4.9)

TOTAL	$948,949	21.1	$783,283	20.6

The provisions for income taxes for each of the two years ended December 31 are summarized as follows:

	2008	2007

Current	$920,640	$783,283
Underprovision in prior year	28,309	-
	948,949	783,283
Deferred	-	-

TOTAL	$948,949	$783,283

There are no timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

(b)  Value Added Tax ("VAT")

In accordance with the current tax laws in the PRC, the VAT for domestic sales is levied at 17% on the invoiced value of sales and is payable by the purchaser. The PRC subsidiaries of the Company are required to remit the VAT they collects to the tax authority, but may offset these tax liabilities from the VAT for the taxes that they have paid on eligible purchases. The VAT payable balance of $429,237 and $342,178 at December 31, 2008 and 2007, respectively has been accrued and reflected as taxes payable in the accompanying consolidated balance sheets.

There is no VAT under current tax laws in the BVI.

NOTE 14 – COMMON STOCK

The Company authorized 375,000,000 shares $0.01 par value of common stock as of December 31, 2008.

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

On April 16, 2008, our Board of Directors approved a 1 for 5 forward stock split of our common stock. The record date for the stock split was April 26, 2008. Upon the completion of forward split, the Company has a total of 40,000,000 shares of common stock issued and outstanding.

NOTE 15 – CAPITAL RESERVES

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries were required to transfer 10% of their profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profit after tax to the public welfare fund. With the amendment of the PRC Companies Law which was effective January 1, 2006, enterprises in the PRC are no longer required to transfer any profit to the public welfare fund. Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable.

NOTE 16 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following material transactions with GEPH for the years ended December 31, 2008 and 2007:

	2008	2007

Sale of PET CSD bottles and materials	$11,528,164	$9,077,259

Purchase of PET CSD bottles and materials	7,294,589	5,128,117

In our opinion, the above transactions were entered into by the Company in the normal course of business.

NOTE 17 – CONTINGENCIES AND COMMITMENTS

As of December 31, 2008 and 2007, Nanjing Great East Packaging Co., Limited and Xian Great East Packaging Co., Limited, the subsidiaries of the Company, had arranged three non-cancelable operating leases with three third parties for their production plants.   The expected annual lease payments under these operating leases are as follows:

	As of December 31,
	2008	2007
For the year ended December 31,
2008	-	153,846
2009	107,570	68,132
2010	20,820	68,132
2011	20,820	28,388
2012	20,820	-

TOTAL	$170,030	$318,498