Form 10-Q
period 2009-03-31
Great East Bottles & Drinks (China) Holdings, Inc
filed 2009-05-20
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
or
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

As of March 31, 2009, the issuer had 40,000,000 shares of common stock outstanding.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$222,650	$69,958
Pledged deposits	5,603,248	3,704,253
Accounts receivable, net	2,740,657	2,016,545
Inventories, net	1,778,854	1,555,782
Amount due from a related party	-	1,094,679
Prepaid expenses and other receivables	728,153	830,471
Total current assets	11,073,562	9,271,688

PROPERTY, PLANT & EQUIPMENT, NET	22,233,878	21,322,104

LAND USE RIGHT, NET OF AMORTIZATION	345,304	346,544

TOTAL ASSETS	$33,652,744	$30,940,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loans	$4,034,159	$4,006,774
Accounts payable	2,764,438	1,647,176
Notes payables	1,155,761	2,303,646
Accrued expenses and other payables	796,993	101,288
VAT payables	204,098	429,237
Income tax payables	552,541	263,310
Amount due to a related party	1,543,744	-
Total current liabilities	11,051,734	8,751,431

LONG-TERM BANK LOAN	3,163,532	3,334,646

TOTAL LIABILITIES	14,215,266	12,086,077

STOCKHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; $0.01 par value; 40,000,000 shares and 8,000,000 shares issued and outstanding on March 31, 2009 and December 31, 2008, respectively	400,000	400,000
Additional paid in capital	9,795,277	9,795,277
Capital reserves	2,408,045	2,410,701
Retained earnings	2,686,800	2,234,341
Accumulated other comprehensive income	4,033,128	3,899,956
TOTAL COMPANY STOCKHOLDERS’ EQUITY	19,323,250	18,740,275

NONCONTROLLING INTEREST	114,228	113,984
TOTAL EQUITY	19,437,478	18,854,259

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,652,744	$30,940,336

See accompanying notes to condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended March 31,
	2009	2008

REVENUE	$9,292,691	$5,737,843

COST OF SALES	7,773,428	4,386,109

GROSS MARGIN	1,519,263	1,351,734

EXPENSES
Selling and distribution	10,423	10,057
General and administrative	635,141	412,737

OPERATING INCOME	873,699	928,940

OTHER INCOME/(EXPENSES)
Other income	24,868	62,986
Interest income	12,854	25,984
Bank loan interest	(156,522)	(171,170)
Other interest expense	(63,287)	(56,225)
OTHER EXPENSES, NET	(182,087)	(138,425)

INCOME BEFORE PROVISION FOR INCOME TAXES	691,612	790,515

PROVISION FOR INCOME TAXES	239,442	156,297

NET INCOME	$452,170	$634,218

NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(289)	7,666

NET INCOME ATTRIBUTABLE TO THE COMPANY	$452,459	$626,552

OTHER COMPREHENSIVE INCOME
Gain on foreign exchange translation	133,172	829,480

COMPREHENSIVE INCOME	$585,631	$1,456,032

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	40,000,000	8,000,000

NET INCOME PER SHARE, BASIC AND DILUTED	$0.01	$0.08

See accompanying notes to condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2009	2008

Cash flow from operating activities
Net income	$452,459	$626,552
Adjustments for:
Depreciation	505,740	408,473
Amortization of land use rights	2,339	2,231
Noncontrolling interests	(289)	7,666

Changes in operating assets and liabilities:

(Increase)/decrease in accounts receivable	(724,112)	366,657
Increase in inventory	(223,072)	(268,825)
Decrease/(increase) in amount due from a related party	1,094,679	(3,939,094)
Decrease in prepaid expenses and other receivables	102,318	17,828
Increase/(decrease) in accounts payable	1,117,262	(361,746)
Decrease in notes payable	(1,147,885)	(359,970)
Decrease in VAT payables	(225,139)	(189,263)
Increase in income tax payables	289,231	92,231
Increase in accrued expenses and other payables	695,705	145,295

Net cash provided from/(used in) operating activities	1,939,236	(3,451,965)

Investing activities
Purchase of plant and equipment	(1,350,015)	(86,181)

Net cash used in investing activities	(1,350,015)	(86,181)

Financing activities
Proceeds from bank loans	-	8,963,942
Repayment of bank loans	(170,519)	(6,923,104)
(Increase)/decrease in pledged deposits	(1,898,995)	1,224,787
Decrease in amount due to a related party	1,543,744	-
Decrease in capital reserves	(2,656)	(1,871)

Net cash (used in)/provided from financing activities	(528,426)	3,263,754

Net increase/(decrease) in cash and cash equivalents	60,795	(274,392)

Effect of foreign exchange rate changes	91,897	273,924

Cash and cash equivalents at beginning of period	69,958	121,574

Cash and cash equivalents at end of year	$222,650	$121,106

Analysis of cash and cash equivalents
Cash and cash equivalents	$222,650	$121,106

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$219,809	$227,395

Tax (refunded)/paid by cash	$(49,789)	$64,066

See accompanying notes to condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great East Bottles & Drinks (China) Holdings, Inc. and subsidiaries (the “Company”) are a group of manufacturers producing beverage bottles which mainly are made of PET, a type of plastic with desirable characteristic for packaging including clear and wide range of color and shape, tough, good resistance to heat, moisture and dilute acid. Beverage bottles are manufactured and sold in the People’s Republic of China (“PRC” or “China”) for bottling of Carbonated Soft Drinks (“CSD”) for world brands and these beverage bottles are referred to as PET CSD bottles.  .  The Company also manufactures and sells PET CSD preforms which are pre-production tubes made from PET resin that can be placed by us or others into stretch blow-molding machines to make PET CSD bottles.

At March 31, 2009, details of the Company’s subsidiaries are as follows:

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended March 31, 2009 and 2008 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2009 and the results of its operations and cash flows for the three months ended March 31, 2009 and 2008.

The results of operations for the three months March 31, 2009 are not necessarily indicative of the results for a full year period.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

i)	Persuasive evidence of an arrangement exists,
ii)	Delivery has occurred,
iii)	The seller's price to the buyer is fixed or determinable, and
iv)	Collectability is reasonably assured.

(d)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2009 and 2008, there were no dilutive securities outstanding.

(e)	Fair Value of Financial Instruments

The Company values its financial instruments as required by SFAS No. 157, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

As of March 31, 2009, the Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other deposits and prepayments, accounts payable, short-term bank loans, other payables and accruals, taxes payable, and amount due to a related party.  The estimated fair values of the financial instruments as of the balance sheet date were not materially different from their carrying values as presented, due to the short maturities of these instruments and the fact that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profiles at respective period/year ends.

(f)	Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The functional currency of the Company is the Renminbi (RMB). Capital accounts of the condensed consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year.  The translation rates are as follows:

	March 31, 2009	December 31, 2008	March 31, 2008

Year end RMB : US$ exchange rate	0.1463	0.1458	0.1423
Average yearly RMB : US$ exchange rate	0.1463	0.1446	0.1396

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

(g)	Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which addresses the accounting and reporting framework for noncontrolling interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. The Company adopted SFAS 160 on January 1, 2009. As a result the Company now reports noncontrolling interest as a component of equity in its consolidated balance sheet and below net (loss) income in its consolidated statement of operations. In addition, the provisions of SFAS 160 require that minority interest be renamed noncontrolling interest and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. As required by SFAS 160, the Company has retrospectively applied the presentation to all prior year balances presented.

Save as the above, the Company does not expect that the adoption of the recent accounting pronouncements will have a material impact on its financial statements.

NOTE 4 – INVENTORIES, NET

Inventories consisting of raw materials and finished goods are stated at the lower of weighted average cost or market value. Inventories are PET CSD bottles and its raw material, PET, that is used to manufacture the PET CSD bottles.

Inventories as of March 31, 2009 and December 31, 2008 are summarized as follows:

	As of March 31, 2009	As of December 31, 2008

Raw materials	$872,034	$592,281
Work-in-progress	648,914	725,482
Finished goods	304,919	331,787
Goods-in-transit	46,755	-
Less: Provision for slow moving inventories	(93,768)	(93,768)

Inventories, net	$1,778,854	$1,555,782

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned and operated by the Company’s wholly-owned subsidiaries in China. Property, plant and equipment as of March 31, 2009 and December 31, 2008 are summarized as follows:

	As of March 31, 2009	As of December 31, 2008

At cost:
Building	$2,319,262	$2,311,935
Machinery	34,824,172	33,405,303
Leasehold improvement	394,672	393,426
Office equipment	1,170,826	1,134,841
Transportation vehicles	749,067	746,700
Construction in progress	2,005,963	1,995,134
	41,463,962	39,987,339

Less: Accumulated depreciation	$(19,230,084)	$(18,665,235)

Property, plant and equipment, net	$22,233,878	$21,322,104

Depreciation expense for the three months ended March 31, 2009 and 2008 was $505,740 and $408,473, respectively.

NOTE 6 – AMOUNT DUE TO A RELATED PARTY

Due to a related company consists of advances from Great East Packaging Holdings Limited (“GEPH”) to the Company. GEPH is related to the Company because of the common ownership with the sole shareholder of the Company.

NOTE 7 – BANK LOANS

The Company has entered into an arrangement with several banks to borrow funds on a short term basis to purchase raw materials or finance the business operations of the Company. Bank loans as of March 31, 2009 and December 31, 2008 included Hong Kong Dollar (“HKD”) and RMB bank loans. The table below shows the amounts owed by the Company to these banks along with the stated interest rate charged by these banks.

Bank loans of the Company as of March 31, 2009 and December 31, 2008 were summarized as follows:

	Interest rate		Bank loans balance
Name of banks	As of March 31, 2009	As of December 31, 2008	As of March 31, 2009	As of December 31, 2008

Hang Seng Bank	7.750%	7.750%	$2,273,221	$2,338,544
China Construction Bank	7.470%	7.470%	877,793	875,020
Industrial and Commercial Bank of China	7.920% to 8.217%	7.920% to 8.217%	1,287,431	1,283,363
Bank of Communications	6.831%	7.330%	1,170,391	1,166,694
DBS Bank (Hong Kong) Limited	9.180%	9.180%	1,588,855	1,677,799

			7,197,691	7,341,420

Less:
Repayable after one year but within two years			(758,484)	(740,304)
Repayable after two years but within five years			(1,972,790)	(2,056,504)
Repayable after five year			(432,258)	(537,838)

Current portion			$4,034,159	$4,006,774

The maturity dates for the above bank loans are summarized as follows:

Name of banks	Drawn down currency	Due date	Bank loans balance
			As of March 31, 2009	As of December 31, 2008

Hang Seng Bank	HKD	Feb 2015	$1,130,251	$1,163,054
Hang Seng Bank	HKD	Mar 2015	1,142,970	1,175,490
China Construction Bank	RMB	April 2009	877,793	875,020
Industrial and Commercial Bank of China	RMB	Sept 2009	848,534	845,853
Industrial and Commercial Bank of China	RMB	Sept 2009	438,897	437,510
Bank of Communications	RMB	June 2009	1,170,391	1,166,694
DBS Bank (Hong Kong) Limited	RMB	Nov 2012	1,588,855	1,677,799

			$7,197,691	$7,341,420

All bank loans were secured and guaranteed by the following:

Secured by:	Building and land use rights of the Company
Building and land use rights of Nanjing Crystal Pines Beverages & Packaging Co. Ltd., a related party

Guaranteed by:	Directors
Mr. Guy Chung
Mr. Stetson Chung
Related companies
Shanghai Great East Packaging Co. Ltd.
Shenyang Great East Packaging Co. Ltd.
Great East Packaging Holdings Ltd.
Janwise Limited
Great East Packaging (Hong Kong) Limited

Bank loan interest expenses for the three months ended March 31, 2009 and 2008 were $156,522 and $171,170, respectively.

NOTE 8 – TAX

(a)  Corporation Income Tax

The PRC subsidiaries of the Company are registered as foreign investment enterprises. Provision for PRC corporate income tax is calculated at 25% based on the estimated assessable profits.  BVI companies are not subjected to tax in accordance with the relevant tax laws and regulations of the BVI.

The corporate income tax rates applicable to the Company and its subsidiaries for the three months ended March 31, 2009 and 2008 are as follows:

	Place of incorporation	March 31, 2009 and 2008

Citysky Investment Holdings, Inc	BVI	0%
Great East Packaging (Nanjing) Limited	BVI	0%
Great East Packaging International Limited	BVI	0%
Great East Packaging (Xian) Limited	BVI	0%
Hangzhou Great East Packaging Co., Limited	PRC	25.0%
Nanjing Great East Packaging Co., Limited	PRC	25.0%
Xian Great East Packaging Co., Limited	PRC	25.0%

The actual and effective corporate income tax was 34.6% and 19.8% for the three months ended March 31, 2009 and 2008, respectively.

	For the three months ended March 31,
	2009		2008
	Amount	%	Amount	%

Net income before provision for income taxes	$691,612		$790,515

Tax at the applicable rate	237,211	34.3	213,439	27.0
Tax effect of tax exemption	-	-	(17,797)	(2.2)
Tax losses not recognized	23,684	3.4	-	-
Tax effect of income not subject to tax	(21,453)	(3.1)	(39,345)	(5.0)

TOTAL	$239,442	34.6	$156,297	19.8

The provisions for income taxes for each of the three months ended March 31, 2009 and 2008 are summarized as follows:

	For the three months ended March 31,
	2009	2008

Current	$239,442	$156,297
Deferred	-	-

TOTAL	$239,442	$156,297

There are no timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

(a)	Value Added Tax ("VAT")

In accordance with the current tax laws in the PRC, the VAT for domestic sales is levied at 17% on the invoiced value of sales and is payable by the purchaser. The PRC subsidiaries of the Company are required to remit the VAT they collects to the tax authority, but may offset these tax liabilities from the VAT for the taxes that they have paid on eligible purchases. The VAT payable balance of $204,098 and $429,237 at March 31, 2009 and December 31, 2008, respectively has been accrued and reflected as taxes payable in the accompanying consolidated balance sheets.

There is no VAT under current tax laws in the BVI.

NOTE 9 – COMMON STOCK

The Company has authorized 375,000,000 shares $0.01 par value of common stock and has 40,000,000 shares issued and outstanding as of March 31, 2009.

NOTE 10 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following material transactions with GEPH for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,
	2009	2008

Sale of PET CSD bottles and materials	$4,913,504	$1,611,956

Purchase of PET CSD bottles and materials	3,610,409	1,385,720

GEPH is related to the Company because of the common ownership with the sole shareholder of the Company.

In our opinion, the above transactions were entered into by the Company in the normal course of business.

NOTE 11 – CONTINGENCIES AND COMMITMENTS

As of March 31, 2009, Nanjing Great East Packaging Co., Limited and Xian Great East Packaging Co., Limited, subsidiaries of the Company, had arranged three non-cancelable operating leases with three third parties for their production plants.   The expected annual lease payments under these operating leases are as follows:

2010	$86,909
2011	21,069
2012	21,069
2013	15,802

TOTAL	$144,849

NOTE 12 – RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to current period presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Note regarding forward – looking statements

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate", "expect", "intend", "plan", "will", "we believe", "the Company believes", "management believes" and similar language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

Except as otherwise indicated by the context, references in this Form 10-Q to “ “we”, “us”, “our”, “the Registrant”, “our Company” or “the Company” are to Great East Bottles and Drinks (China) Holdings, Inc., a Florida corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

The majority of the Company's revenue results from sales contracts with direct customers, and revenues are generated upon the shipment of goods. The Company's pricing structure is fixed, and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations - Three Months Ended March 31, 2009 as Compared to Three Months Ended March 31, 2008

The following table summarizes the results of our operations during the three-month period ended March 31, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2009 to the three-month period ended March 31, 2008.

	Three months ended March 31,		(Decrease)/	(Decrease)/
	2009	2008	Increase	% Increase
Revenue	$9,292,691	$5,737,843	$3,554,848	61.9%
Cost of sales	7,773,428	4,386,109	3,387,319	77.2%
Gross margin	1,519,263	1,351,734	167,529	12.4%
General and administrative	635,141	412,737	222,404	53.9%
Sales and distribution	10,423	10,057	366	3.6%
Operating income	873,699	928,940	(55,241)	(5.9)%
Other income	24,868	62,986	(38,118)	(60.5)%
Bank interest	143,668	145,186	(1,518)	(1.05	) %
Other interest expense	63,287	56,225	7,062	12.5%
Provision for income taxes	239,442	156,297	83,145	53.2%
Net income (loss) attributable to the noncontrolling interest	(289)	7,666	(7,955)	(103.7)%
Net income attributable to the Company	452,459	626,552	(174,093)	(27.8)%

Revenues

Revenue represents sales of PET CSD bottles and PET CSD preforms .  Revenue recorded $9.3 million in the first quarter of 2009, compared to $5.7 million the same period last year.  There was a substantial increase in magnitude in which sales of PET CSD preforms increased by $0.3 million to $4.4 million and sales of preforms trading increased by $3.3 million to $4.9 million.  The increase in sales of PET CSD bottles was mainly due to the increase in demand of PET bottles in Nanjing from Coca-Cola, our major customer.

Gross margin

Gross profit for first quarter 2009 was $1.5 million, a slight increase compared to $1.4 million from the same period last year.  However, the gross profit margin dropped sharply to16% of revenues in the three months ended March 31, 2009 from 24% of revenues in the three months ended March 31, 2008.  The decrease in gross profit margin was due to the change of product mix as mentioned previously and the percentage of sales of low-profit margin PET CSD preforms trading increased sharply (to 53% of revenue in the first quarter of 2009 to 28% of revenue in the first quarter of 2008).  Excluding PET CSD preforms , sales of PET CSD bottles recorded a gross profit of $1.4 million and margin 32%, as compared to gross profit and margin of $1.2 million and 29% in the first quarter of 2008.

Sales and marketing

Sales and marketing expenses were maintained at  $10,423 in the first quarter  2009 as compared to $10,057 in the same period 2008 . We implemented cost control measures on our sales team’s travelling and entertainment expenses in the year of 2008, which we will continue to monitor in 2009.

General and administrative

General and administrative expenses increased from $412,737 in the first quarter of 2008 to $635,141 for the same period 2009, representing an increase of $222,404 or 53.9%. The increase was mainly due to accruing certified officers’ salary and benefits as well as relevant accountancy and auditing fees for US filings in 2009 and 2008.

Bank interest expenses

Bank interest  decreased by $1,518 or 1.05% from $145,186 for the first quarter of 2008 to $143,668 for the same period 2009. The slight decrease was mainly due to the downward adjustment of interest rates  during the period.

Other interest expenses

Other interest increased by $7,062 or 12.5% from $56,225 for the first quarter of 2008 to $63,287 for the same period 2009. The increase was mainly due to greater interest expenses for funds supported by a related company.

Net income attributable to the Company

Net income for the first quarter ended 2009 was $452,459 as compared to $626,552 in the same period 2008. The decrease was mainly attributable to  the accrued certified officers’ salary and benefits as well as US filing professional fees in 2009 and 2008.

Liquidity and Capital Resources

Cash

Our cash balance at March 31, 2009 was $222,650, representing a  increase of $101,544 or 83.8%, compared with our cash balance of $121,106 as at March 31, 2008. The cash balances are comparable between the two balance sheet dates. The cash is mainly used to fund our operations.

Cash flow

Operating Activities

Net cash inflows from operating activities during the three months ended March 31, 2009 amounted to $1,939,236, representing an increase in inflow of $ 5,391,201 compared with net cash outflows from operating activities of $3,451,965 in the same period of 2008. The increase in cash inflow was primarily due to repayment  from  our related companies as well as increase in normal deferred payments to suppliers during the period ended March 31, 2009.

Investing Activities

Net cash outflow from investing activities increased from $86,181 for the first quarter ended 2008 to $1,350,015 for the same period of 2009, representing a increase of 1466.5%. The significant increase in net cash outflows from investing activities was mainly attributable to payments made for purchases of new  injection machines in Nanjing production lines .

Financing Activities

Net cash flow used in financing activities was $528,426 for the first quarter of 2009, representing an decrease of $3,792,180 or 116.2% over the net cash inflow of $3,263,754 recorded in the same period of 2008. The change was due to advances from related companies in respect of purchasing new injection machine in Nanjing production lines and the decrease in our loan drawn down and increase in pledged deposits required by bank detailed in NOTE 12 of our financial statements for period ended March 31, 2009.

Working capital

Our working capital decreased by $3,894,931 to $21,828 at March 31, 2009 from $3,916,759 at March 31, 2008, primarily due to the increase in normal deferred payments to suppliers and distributors , increase in capital expenditure paid on behalf of a related company and repayment of bank short term loans in the first quarter of 2009.

We currently generate our cash flow through production and sales of PET CSD bottles and PET CSD preforms in China. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of March 31, 2009, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the three months ended March 31, 2009 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 6.835 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the quarter ended March 31, 2009, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and acting Chief Financial Officer ("Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, our Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures are ineffective .

Changes in internal controls

Our Certifying Officers have indicated that there were significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were such control actions with regard to significant deficiencies and material weaknesses.

Sarbanes – Oxley Act 404 compliance

The Company will establish an audit committee within the next nine months in 2009 with a view to complying with Section 404 of the Sarbanes-Oxley Act of 2002 by the required date for smaller reporting companies and it is in the process of reviewing its internal control systems in order to comply with Section 404 of the Sarbanes-Oxley Act. However, at this time the Company makes no representation that its systems of internal control comply with Section 404 of the Sarbanes-Oxley Act.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A RISK FACTORS

Risks Related to Our Business

Our expansion strategy may not be proven successful.

One of our key strategies to grow our business is to aggressively expand our production capacity. We will need to engage in various forms of capacity expansion activities at corporate level, and of production activities at operational level in order to carry out our plans. Therefore, the Company’s proposed operations are subject to all of the risks inherent in the unforeseen costs and expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the bottled water industry in general. Despite our best efforts, we may never overcome these obstacles to financial success. There can be no assurance that the Company’s efforts will be successful or result in revenue or profit, or that investors will not lose their entire investment

Supplying PET CSD bottles and PET CSD preforms to beverage and service companies constitutes a major portion of our revenue. Any delays in delivery may affect our sales, damage our long-term relationship with our client, and even incur penalty.

Sales made to beverage and service companies account for a large portion of our total sales. Recently, our production capacity is at more than 95%. If we fail to deliver the goods to those companies on time, we may run into a risk of damaging our long-term relationship with those clients.

Our results of operations may fluctuate due to seasonality.

Our sales are subject to seasonality. For example, we typically experience higher sales of bottled water in summer time in coastal cities while the sales remain constant throughout the entire year in some inland cities. In general, we believe our sales will be higher in the second and third quarter of the year when the weather is hot and dry, and lower in the fourth and first quarter of the year when the weather is cold and wet. Sales peak during the months from June to September. Sales can also fluctuate during the course of a financial year for a number of other reasons, including weather conditions and the timing of advertising and promotional campaigns. As a result of these reasons, our operating results may fluctuate. In addition, the seasonality of our results may be affected by other unforeseen circumstances, such as production interruptions. Due to these fluctuations, comparison of sales and operating results between the same periods within a single year, or between different periods in different financial years, are not necessarily meaningful and should not be relied on as indicators of our performance.

Increases in raw material prices that we are not able to pass on to our some of our customers would reduce our profit margins

The principal raw materials we use in our production are subject to a high degree of price volatility caused by external conditions like price fluctuations of PET raw materials-the byproducts of oil, which account for a significant portion of our product cost. We cannot guarantee that the price we pay for our raw materials will be stable in the future. Price changes to our raw materials may result in unexpected increases in production, packaging and distribution costs. We may be unable to increase the prices of our final products to offset these increased costs to some of our customers for instance, Pepsi, and therefore may suffer a reduction to our profit margins. We do not currently hedge against changes in our raw material prices.

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

We carry on our business in an industry that is subject to PRC environmental protection laws and regulations. These laws and regulations require enterprises engaged in manufacturing and construction that may cause environmental waste to adopt effective measures to control and properly dispose of waste gases, waste water, industrial waste, dust and other environmental waste materials, as well as fee payments from producers discharging waste substances. Fines may be levied against producers causing pollution. If failure to comply with such laws or regulations results in environmental pollution, the administrative department for environmental protection can levy fines. If the circumstances of the breach are serious, it is at the discretion of the central government of the PRC including all governmental subdivisions to cease or close any operation failing to comply with such laws or regulations. There can also be no assurance that operation will fail to comply with such laws or regulations. There can also be no assurance that the PRC government will not change the existing laws or regulations or impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditure, which we may be unable to pass on to our customers through higher prices for our products. In addition, we cannot assure that we will be able to comply with any such laws and regulations.

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

All of our operations are conducted through subsidiary corporations organized and located outside of the United States, and all the assets of our subsidiaries are located outside the United States. In addition, all of our officers and directors are foreign citizens. As a result, it may be difficult or impossible for U.S. investors to enforce judgments made by U.S. courts for civil liabilities against our operating entities or against any of our individual directors or officers. In addition, U.S. investors should not assume that courts in the countries in which our subsidiaries are incorporated or where the assets of our subsidiaries are located (i) would enforce judgments of U.S. courts obtained in actions against us or our subsidiary based upon the civil liability provisions of applicable U.S. federal and state securities laws or (ii) would enforce, in original actions, liabilities against us or our subsidiary based upon these laws.

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

We plan to list our common stock on the American Stock Exchange or the NASDAQ Capital Market as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of either of those or of any other stock exchange, or that we will be able to maintain any such listing. Until the common stock is listed on an exchange, we expect that it would be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

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

Our limited financial resources reduce the likelihood that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one business area will subject us to economic fluctuations within the bottle industry and therefore increase the risks associated with our operations.

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

Since 1978, the PRC government has promulgated various reforms of its economic system and government structure. These reforms have resulted in significant economic growth and social progress for China in the last two decades. Many of the reforms are unprecedented or experimental, and such reforms are expected to be modified from time to time. Although we cannot predict whether changes in China’s political, economic and social conditions, laws, regulations and policies will have any materially adverse effect on our current or future business, results of operation or financial condition.

Our ability to continue to expand our business is dependent on a number of factors, including general economic and capital market conditions in China and credit availability from banks and other lenders in

China. Recently, the PRC government has implemented various measures to control the rate of economic growth and tighten its monetary policies. Slower economic growth rate may in turn have an adverse effect on our ability to sustain the growth rate we have historically achieved due to the aggregate market demand for consumer goods like bottles.

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

Our production operations and capacity are likely to be adversely affected by the earthquake in Xian that occurred in the middle of 2008.

An earthquake occurred in Xian, China in the middle of 2008. The earthquake could adversely affect GEBD production operations and capacity. It is likely to take time to recover GEBD’s production operations and capacity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On January 1, 2009, Mr. Michael Tam was officially named as the Chief Financial Officer of the Company.  Mr. Tam officially began his employment with the Company on November 24, 2008.  Mr. Tam obtained his Diploma in Accountancy from the Hong Kong Shue Yan College in 1985.  Mr. Tam also holds an MBA from Murdoch University in Perth, Australia.  Mr. Tam is a Fellow from the National Institute of Accountants, only one of three recognized accountancy bodies in Australia. Mr. Tam worked at a Hong Kong listed petrochemical company for over fifteen (15) years.

In addition, the board has appointed Eddie Yue as Chief Operating Officer and Mr. Kwong Kwok Yan as Chief Marketing Officer.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Acting Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Acting Principal Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.

Dated: May 10, 2009.	/s/ Stetson Chung
Stetson Chung
Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.

Dated: May 10, 2009.	/s/ Michael Tam
Michael Tam
Chief Financial Officer