Form 10-Q
period 2009-06-30
Great East Bottles & Drinks (China) Holdings, Inc
filed 2009-08-14
CIK 1382112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

As of June 30, 2009, the issuer had 40,000,000 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$84,526	$69,958
Pledged deposits	4,131,839	3,704,253
Accounts receivable, net	3,848,110	2,016,545
Inventories, net	1,543,826	1,555,782
Amount due from a related party	1,826,849	1,094,679
Prepaid expenses and other receivables	1,155,995	830,471
Total current assets	12,591,145	9,271,688

PROPERTY, PLANT & EQUIPMENT, NET	21,980,448	21,322,104

LAND USE RIGHT, NET OF AMORTIZATION	343,117	346,544

TOTAL ASSETS	$34,914,710	$30,940,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loans	$4,635,846	$4,006,774
Accounts payable	3,853,602	1,647,176
Notes payables	1,299,268	2,303,646
Accrued expenses and other payables	803,815	101,288
VAT payables	481,071	429,237
Income tax payables	394,727	263,310
Total current liabilities	11,468,329	8,751,431

LONG-TERM BANK LOAN	2,976,403	3,334,646

TOTAL LIABILITIES	14,444,732	12,086,077

STOCKHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; $0.01 par value; 40,000,000 shares issued and outstanding on June 30, 2009 and 40,000,000 shares issued and outstanding on December 31, 2008.	400,000	400,000
Additional paid in capital	9,795,277	9,795,277
Capital reserves	2,462,836	2,410,701
Retained earnings	3,624,405	2,234,341
Accumulated other comprehensive income	4,066,713	3,899,956
TOTAL COMPANY STOCKHOLDERS’ EQUITY	20,349,231	18,740,275

NONCONTROLLING INTEREST	120,747	113,984
TOTAL EQUITY	20,469,978	18,854,259

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,914,710	$30,940,336

See accompanying notes to condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
REVENUE	$8,954,022	$8,642,248	$18,246,713	$14,380,091

COST OF SALES	6,904,967	6,590,338	14,678,395	10,976,447

GROSS MARGIN	2,049,055	2,051,910	3,568,318	3,403,644

EXPENSES
Selling and distribution	11,579	11,218	22,002	21,275
General and administrative	631,700	419,493	1,236,841	832,230
Officer compensation	30,000	30,000	60,000	30,000
TOTAL OPERATING EXPENSES	673,279	460,711	1,318,843	883,505

INCOME FROM CONTINUOUS OPERATIONS	1,375,776	1,591,199	2,249,475	2,520,139

OTHER INCOME/(EXPENSES)
Other income	48,363	54,533	73,231	117,519
Interest income	83,088	131,401	95,942	157,385
Bank loan interest	(117,508)	(188,398)	(274,030)	(359,568)
Other interest expense	(51,121)	(100,588)	(114,408)	(156,813)
OTHER EXPENSES, NET	(37,178)	(103,052)	(219,265)	(241,477)

Income from continuous operations before provision for income taxes and non-controlling interest	1,338,598	1,488,147	2,030,210	2,278,662

PROVISION FOR INCOME TAXES	342,339	314,449	581,781	470,746

Income from continuous operations before non-controlling interest	$996,259	$1,173,698	$1,448,429	$1,807,916

Net income attributable to the non-controlling interest	6,519	115	6,230	7,781

NET INCOME FROM CONTINUOUS OPERATIONS	$989,740	$1,173,583	$1,442,199	$1,800,135

DISCONTINUED OPERATIONS
Income from discontinued operations	-	1,311	-	1,311
Loss on disposal of a subsidiary	-	(31,405)	-	(31,405)
LOSS FROM DISCONTINUED OPERATIONS	-	(30,094)	-	(30,094)

NET INCOME	989,740	1,173,489	1,442,199	1,770,041

OTHER COMPREHENSIVE INCOME
Gain on foreign exchange translation	33,585	604,816	166,757	1,434,296

COMPREHENSIVE INCOME	$1,023,325	$1,748,305	$1,608,956	$3,204,337

NET INCOME PER SHARE, BASIC AND DILUTED	0.025	0.029	0.036	0.044

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	$40,000,000	$40,000,000	$40,000,000	$40,000,000
See accompanying notes to condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2009	2008
Cash flow from operating activities
Net income	$1,442,199	$1,770,041
Adjustments for:
Depreciation	1,010,005	814,364
Amortization of land use rights	4,678	4,528
Non-controlling interests	6,230	7,781
Officer compensation contributed to additional paid in capital	-	30,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,831,565)	(833,822)
Decrease in inventory	11,956	39,070
Increase in amount due from a related party	(732,170)	(4,423,051)
Increase in prepaid expenses and other receivables	(325,524)	(1,233,488)
Increase in accounts payable	2,206,426	2,250,587
(Decrease)/increase in notes payable	(1,004,378)	2,296,692
Increase in VAT payables	51,834	117,467
Increase/(decrease) in income tax payables	131,417	(74,961)
Increase in accrued expenses and other payables	702,527	297,340

Net cash provided from operating activities	1,673,635	1,062,548

Investing activities
Purchase of property, plant and equipment	(1,612,077)	(128,660)

Net cash used in investing activities	(1,612,077)	(128,660)

Financing activities
Proceeds from bank loans	2,634,309	6,491,125
Repayment of bank loans	(2,392,511)	(6,923,104)
Decrease in pledged deposits	(427,586)	(940,186)

Net cash used in financing activities	(185,788)	(1,372,165)

Net decrease in cash and cash equivalents	(124,230)	(438,277)

Effect of foreign exchange rate changes	138,798	500,870

Cash and cash equivalents at beginning of period	69,958	121,574

Cash and cash equivalents at end of period	$84,526	$184,167

Analysis of cash and cash equivalents
Cash and cash equivalents	$84,526	$184,167

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$388,438	$516,381

Cash paid for income taxes	$450,364	$545,707

See accompanying notes to condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great East Bottles & Drinks (China) Holdings, Inc. and its’ subsidiaries (the “Company”) manufacturer beverage bottles which are made from PET (polyethylene terephthalate) a type of plastic with desirable characteristics for packaging.  This includes color (both clear and a wide range of colors) shape, toughness, good resistance to heat, moisture and dilute acid. The beverage bottles are manufactured and sold in the People’s Republic of China (“PRC” or “China”) for bottling of Carbonated Soft Drinks (“CSD”) for world brands and these beverage bottles are referred to as PET CSD bottles.  The Company also manufactures and sells PET CSD performs, more commonly known as pre-production tubes made from PET resin that can be placed into stretch blow-molding machines to make PET CSD bottles.

At June 30, 2009, details of the Company’s subsidiaries are as follows:

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months and six months ended June 30, 2009 and 2008 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2009, the results of its operations for the three months and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June30, 2009 and 2008.

The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results for a full year period.

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

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2009 and 2008, there were no dilutive securities outstanding.

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

As of June 30, 2009, the Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other deposits and prepayments, accounts payable, short-term bank loans, other payables and accruals, taxes payable, and amount due to a related party.  The estimated fair values of the financial instruments as of the balance sheet date were not materially different from their carrying values as presented, due to the short maturities of these instruments and the fact that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profiles at respective period/year ends.

(f)	Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The functional currency of the Company is the Renminbi (RMB). Capital accounts of the condensed consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year.  The translation rates are as follows:

	June 30, 2009	December 31, 2008	June 30, 2008
Year end RMB : US$ exchange rate	0.1464	0.1458	0.1459
Average yearly RMB : US$ exchange rate	0.1464	0.1446	0.1417

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

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company has not had any material effect on its results of operations or financial condition, due to the adoption of SFAS No. 160.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141R are effective for the Company for business combinations for which the acquisition date is on or after April 1, 2009. The adoption of SFAS No. 141R will not have a material impact on the Company’s financial statements unless acquisitions are made.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company’s adoption of FSP FAS 142-3 has not had an impact on its results of operations or financial condition.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 has had no material impact the Company’s financial condition and results of operations.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition for the period ended March 31, 2009.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, effective for financial statements issued for fiscal periods and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 did not have a material effect on the Company’s financial statements.

In considering all recent accounting pronouncements issued by the FASB, EITF, AICPA or SEC, the Company does not expect that the adoption of any of these accounting pronouncements will have a material effect on the Company’s future reported financial position or results of operations.

(h)	Future Accounting Pronouncements

Below is a listing of the most future accounting standards and their effect on the Company.

In December 2008, the FASB issued FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS 132(R)-1 requires an employer to provide certain disclosures about the assets held by its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP SFAS 132(R)-1 to have a material impact on its Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. The Company did not elect to early adopt FSP SFAS No. 157-4; however, it does not expect the adoption to have a material impact on its Financial Statements.

In considering all future accounting pronouncements issued by the FASB, EITF, AICPA or SEC, the Company does not expect that the adoption of any of these future accounting pronouncements will have a material effect on the Company’s future reported financial position or results of operations.

NOTE 4 – INVENTORIES, NET

Inventories consisting of raw materials and finished goods are stated at the lower of weighted average cost or market value. Inventories are PET CSD bottles and its raw material, PET, that is used to manufacture the PET CSD bottles.

Inventories as of the balance sheet dates are summarized as follows:

	As of June 30, 2009	As of December 31, 2008
Raw materials	$872,705	$592,281
Work-in-progress	518,338	725,482
Finished goods	240,211	331,787
Goods-in-transit	6,340	-
Less: Provision for slow moving inventories	(93,768)	(93,768)

Inventories, net	$1,543,826	$1,555,782

NOTE 5 –  PLEDGED DEPOSITS

Amount represents restricted cash pledged as deposits for bankers’ notes facilities. As of the balance sheet dates, pledged deposits are summarized as follows:

	As of June 30, 2009	As of December 31, 2008
China Construction Bank	$2,221,799	$2,172,967
Bank of China	1,910,040	1,458,367
Industrial and Commercial Bank of China	-	72,919

Total	$4,131,839	$3,704,253

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned and operated by the Company’s wholly-owned subsidiaries in China. Property, plant and equipment as of the balance sheet dates are summarized as follows:

	As of June 30, 2009	As of December 31, 2008
At cost:
Building	$2,320,284	$2,311,935
Machinery	37,066,091	33,405,303
Leasehold improvement	394,846	393,426
Office equipment	1,172,480	1,134,841
Transportation vehicles	749,397	746,700
Construction in progress	20,088	1,995,134
	41,723,186	39,987,339

Less: Accumulated depreciation	$(19,742,738)	$(18,665,235)

Property, plant and equipment, net	$21,980,448	$21,322,104

Depreciation expense for the six months ended June 30, 2009 and 2008 was $1,010,005 and $814,364, respectively.

NOTE 8 – NOTES PAYABLES

Banks issued notes to the Company’s suppliers payable at any time prior to a maturity date as part of the credit facility granted to the Company.  Should the supplier want to call the note prior to maturity, the bank would satisfy the note at a discount, and then be paid the full fact amount of the note by the Company, at maturity.  The Company is also required to lodge certain deposits on its bank accounts at the date of issue and until maturity.  As such, there is no interest payable by the Company to the banks under this credit facility, and Company payments are always due at the maturity date.

As of the balance sheet dates, the Company’s notes payable were summarized as follows:

	Maturity date	June 30, 2009	December 31, 2008
China Construction Bank	September 2009	878,182	-
China Construction Bank	January 2009	$-	$247,922
China Construction Bank	February 2009	-	408,343
China Construction Bank	March 2009	-	218,755
Bank of China	August 2009	421,086	-
Bank of China	February 2009	-	291,674
Bank of China	May 2009	-	262,506
DBS Bank (Hong Kong) Limited	January 2009	-	820,304
DBS Bank (Hong Kong) Limited	April 2009	-	54,142
Total		$1,299,268	$2,303,646

As of the balance sheet dates, all the Company’s notes are repayable within one year.

NOTE 9 – BANK LOANS

The Company has entered into an arrangement with several banks to borrow funds on a short term basis to purchase raw materials or finance the business operations of the Company. Bank loans as of the balance sheet dates  included Hong Kong Dollar (“HKD”) and RMB bank loans. The table below shows the amounts owed by the Company to these banks along with the stated interest rate charged by these banks.

Bank loans of the Company as of the balance sheet dates were summarized as follows:

	Interest rate		Bank loans balance
Name of banks	As of June 30, 2009	As of December 31, 2008	As of June 30, 2009	As of December 31, 2008
Hang Seng Bank	7.750%	7.750%	$2,195,627	$2,338,544
China Construction Bank	5.310%	7.470%	1,463,634	875,020
Industrial and Commercial Bank of China	8.217%	7.920% to 8.217%	1,287,998	1,283,363
Bank of Communications	6.110%	7.330%	1,170,907	1,166,694
DBS Bank (Hong Kong) Limited	9.180%	9.180%	1,494,083	1,677,799

			7,612,249	7,341,420

Less:
Repayable after one year but within two years			(774,540)	(740,304)
Repayable after two years but within five years			(1,879,602)	(2,056,504)
Repayable after five year			(322,261)	(537,838)

Current portion			$4,635,846	$4,006,774

The maturity dates for the above bank loans are summarized as follows:

Name of banks	Drawn down currency	Due date	Bank loans balance
			As of June 30, 2009	As of December 31, 2008
Hang Seng Bank	HKD	Feb 2015	1,091,339	1,163,054
Hang Seng Bank	HKD	Mar 2015	1,104,288	1,175,490
China Construction Bank	RMB	May 2010	1,463,634	-
	RMB	April 2009	-	875,020
Industrial and Commercial Bank of China	RMB	Sept 2009	848,908	845,853
Industrial and Commercial Bank of China	RMB	Sept 2009	439,090	437,510
Bank of Communications	RMB	July 2009	1,170,907	1,166,694
[DBS Bank (Hong Kong) Limited]	RMB	Nov 2012	1,494,083	1,677,799

			$7,612,249	$7,341,420

All bank loans were secured and guaranteed by the following:

Secured by:	Building and land use rights of the Company
Building and land use rights of Nanjing Crystal Pines Beverages & Packaging Co. Ltd., a related party

Guaranteed by:	Directors
Mr. Guy Chung
Mr. Stetson Chung
Related companies
Shanghai Great East Packaging Co. Ltd.
Shenyang Great East Packaging Co. Ltd.
Great East Packaging Holdings Ltd.
Janwise Limited
Great East Packaging (Hong Kong) Limited

Bank loan interest expenses for the six months ended June 30, 2009 and 2008 were $274,030 and $359,568, respectively.

NOTE 10– TAX

(a)	Corporation Income Tax

The PRC subsidiaries of the Company are registered as foreign investment enterprises. Provision for PRC corporate income tax is calculated at 25% based on the estimated assessable profits.  BVI companies are not subjected to tax in accordance with the relevant tax laws and regulations of the BVI.

The corporate income tax rates applicable to the Company and its subsidiaries for the six months ended June 30, 2009 and 2008 are as follows:
	Place of incorporation	June 30, 2009 and 2008
Citysky Investment Holdings, Inc	BVI	0%
Great East Packaging (Nanjing) Limited	BVI	0%
Great East Packaging International Limited	BVI	0%
Great East Packaging (Xian) Limited	BVI	0%
Hangzhou Great East Packaging Co., Limited	PRC	25%
Nanjing Great East Packaging Co., Limited	PRC	25%
Xian Great East Packaging Co., Limited	PRC	25%

The actual and effective corporate income tax was 28.7% and 20.4% for the six months ended June 30, 2009 and 2008, respectively.

	For the six months ended June 30,
	2009		2008
	Amount	%	Amount	%
Net income before provision for income taxes	$2,030,210		$2,278,662

Tax at the applicable rates	627,680	30.9	577,166	25.0
Tax losses no recognized	29,250	1.5	-	-
Tax effect of income not subject to tax	(75,149)	(3.7)	(106,420)	(4.6)

TOTAL	$581,781	28.7	$470,746	20.4

The provisions for income taxes for each of the six months ended June 30, 2009 and 2008 are summarized as follows:

	For the six months ended June 30,
	2009	2008
Current	$581,781	$470,746
Deferred	-	-

TOTAL	$581,781	$470,746

There are no timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

(b)           Value Added Tax ("VAT")

In accordance with the current tax laws in the PRC, the VAT for domestic sales is levied at 17% on the invoiced value of sales and is payable by the purchaser. The PRC subsidiaries of the Company are required to remit the VAT they collects to the tax authority, but may offset these tax liabilities from the VAT for the taxes that they have paid on eligible purchases. The VAT payable balance of $481,071 and $429,237 at June 30, 2009 and December 31, 2008, respectively has been accrued and reflected as taxes payable in the accompanying consolidated balance sheets.

There is no VAT under current tax laws in the BVI.

NOTE 11– COMMON STOCK

The Company has authorized 375,000,000 shares $0.01 par value of common stock and has 40,000,000 shares issued and outstanding as of June 30, 2009.

On April 16, 2008, our Board of Directors approved a 1 for 5 forward stock split of our common stock. The record date for the stock split was April 26, 2008. Upon the completion of forward split, the Company has a total of 40,000,000 shares of common stock issued and outstanding.

NOTE 12 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following material transactions with GEPH for the six months ended June 30, 2009 and 2008:

	For the six months ended June 30,
	2009	2008
Sale of PET CSD bottles and materials	$7,578,842	$4,695,242

Purchase of PET CSD bottles and materials	4,561,892	2,170,360

GEPH is related to the Company because of the common ownership with the sole shareholder of the Company.

In our opinion, the above transactions were entered into by the Company in the normal course of business.

NOTE 13 – CONTINGENCIES AND COMMITMENTS

As of June 30, 2009, Nanjing Great East Packaging Co., Limited and Xian Great East Packaging Co., Limited, subsidiaries of the Company, had arranged three non-cancelable operating leases with three third parties for their production plants.   The expected annual lease payments under these operating leases are as follows:

Lease Payment
On June 30,
2010	$64,980
2011	21,074
2012	21,074
2013	10,537

TOTAL	$117,665

NOTE 14 – RESTATEMENT

The Company has restated certain comparative amounts of the condensed consolidated financial statements to reflect the officer’s contribution of his compensation of $90,000 for the period from April to December of 2008 to additional paid-in capital.  Retained earnings as of December 31, 2008 has been decreased by $90,000 and additional paid-in capital as of December 31, 2008 has been increased by the same amount.  Net income and comprehensive income for the three months and six months ended June 30, 2008 have been decreased by $30,000, respectively.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

	Three months ended June 30,		(Decrease)	(Decrease)
	2009	2008	Increase	% Increase
Revenue	8,954,022	8,642,248	311,774	4
Cost of sales	6,904,967	6,590,338	314,629	5
Gross margin	2,049,055	2,051,910	(2,855)	(0)
General and administrative	661,700	449,493	212,207	47
Sales and distribution	11,579	11,218	361	3
Operating income	1,375,776	1,591,199	(215,423)	(14)
Other income	131,451	185,934	(54,483)	(29)
Bank interest	117,508	188,398	(70,890)	(38)
Other interest expense	51,121	100,588	(49,467)	(49)
Provision for income taxes	342,339	314,449	27,890	9
Net income (loss) attributable to the non-controlling interest	6,519	115	6,404	5,569
Net income from continuous operations	989,740	1,173,583	(183,843)	(16)

Revenues

Revenue represents sales of PET CSD bottles and PET CSD preforms.  Revenue recorded approximately $8.95 million in the three months ended June 30, 2009, compared to $8.64 million the same period last year. The slight increase in sales of PET CSD bottles was mainly due to the increase in demand of PET bottles in Nanjing from Coca-Cola, our major customer.

Gross margin

Gross profit for both the second quarter 2009 and 2008 was approximately $2.05 million.  However, the gross profit margin dropped  to 20% of revenues in the six months ended June 30, 2009 from 24% of revenues in the six months ended June 30, 2008.  The decrease in gross profit margin was due to the change of product mix as mentioned previously and the percentage of sales of low-profit margin PET CSD preforms trading increased .

Sales and marketing

Sales and marketing expenses were maintained at $11,579 in the second quarter 2009 as compared to $11,218 in the same period 2008. We implemented cost control measures on our sales team’s travelling and entertainment expenses in the year of 2008, which we will continue to monitor in 2009.

General and administrative

General and administrative expenses increased from $449,493 in the second quarter of 2008 to $661,700 for the same period 2009, representing an increase of 47%. The increase was mainly due to accruing certified officers’ salary and benefits as well as relevant accountancy and auditing fees for US filings in 2009 and 2008.

Bank interest expenses

Bank interest decreased by $70,890 or 38% from $188,398 for the second quarter of 2008 to $117,508 for the same period 2009. The decrease was mainly due to  the decrease of the average balance of notes payables (as per Note 8)

Other interest expenses

Other interest decreased by $49,467 or 49% from $100,588 for the second quarter of 2008 to $51,121for the same period 2009. The decrease was mainly due to  the decrease of the average balance due to related party.

Net income attributable to the Company

Net income for the second quarter was $989,740 as compared to $1,173,583 in the same period 2008. The decrease was mainly attributable to the accrued certified officers’ salary and benefits as well as US filing professional fees in 2009 and 2008.

Liquidity and Capital Resources

 Cash

Our cash balance at June 30, 2009 was $84,526, representing a decrease of $99,641 or 54%, compared with our cash balance of $184,167 as at June 30, 2008. The decrease in cash balance is a result of additional professional fees related to our securities filings.

Cash flow

Operating Activities

Net cash inflows from operating activities during the three months ended June 30, 2009 amounted to $1,673,635, representing an increase in inflow of $611,087 compared with net cash outflows from operating activities of $1,062,548 in the same period of 2008. The increase in cash inflow was primarily due to  deferred payments to suppliers during the period ended June 30, 2009.

Investing Activities

Net cash outflow from investing activities increased from $128,660 for the six months ended June 30, 2008 to $1,612,077 for the same period of 2009, representing a increase of 1153%. The significant increase in net cash outflows from investing activities was mainly attributable to payments made for purchases of new injection machines in Nanjing production lines.

Financing Activities

Net cash flow used in financing activities was $185,788 for the first half year of 2009, representing a decrease of $1,186,377 over the net cash inflow of $1,372,165 recorded in the same period of 2008. The change was due to advances from related companies in respect of purchasing new injection machine in Nanjing production lines and the decrease in our loan drawn down and increase in pledged deposits required by bank detailed in NOTE 5 of our financial statements for period ended June 30, 2009.

 Working capital

Our working capital increased by $602,559 to $1,122,816 at June 30, 2009 from $520,257 at June 30, 2008, primarily due to the increase in normal deferred payments to suppliers and distributors , increase in capital expenditure paid on behalf of a related company and repayment of bank short term loans in the first quarter of 2009.

We currently generate our cash flow through production and sales of PET CSD bottles and PET CSD preforms in China. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of June 30, 2009, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Arrangements

 We do not have any off balance sheet arrangements

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the three months ended June 30, 2009 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 6.835 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the six months ended June 30, 2009, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

1.
The Company's business is characterized by service to two (2) clients and evolving industry standards and regulations. Inherent in the Company's business are various risks and uncertainties, including the impact from the volatility of the CSD (carbonated soft drink) market, operating in the PRE (Peoples Republic of China), uncertain profitability and the ability to raise additional capital for expansion.

2.
Approximately 100% of the Company's revenue is derived from the PRC (Peoples Republic of China. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

3.	If the Company is unable to derive any revenues from China, it would have a significant, financially disruptive effect on the normal operations of the Company.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and acting Chief Financial Officer ("Certifying Officers") maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, our Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by the filing of this report. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures are effective.

Changes in internal controls were addressed at a formal meeting of the Company’s executive officers that was held on June 12, 2009 at its corporate offices in Hong Kong.  At this meeting internal controls were evaluated and changes were addressed for implementation.

It was previously reported that there were insufficient accounting personnel with a lack of the appropriate accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States that would be commensurate with financial reporting requirements.

To address this issue management instituted a new policy whereby the accountants employed by the company would provide additional training to the employees directly responsible for providing the information as well as assembling the data in the proper format for GAAP financials.  In addition, management has decided to seek new software to facilitate the handling of all financial data as well as the accumulation of the data in a format more user friendly to the preparation of the financial statements in accordance with GAAP.

For expenditures the company must obtain three (3) quotes and a determination of which vendor is to be made by using different criteria.  Price, quality of product and availability are used in the decision.  Ultimately the plant manager has the final decision in which product is ordered.

Expenditures that were approved by a purchase order are paid by submitting them to the finance department at the plant.  The finance manager reviews the invoice to be paid.  The finance manager then re-confirms with the individual who placed the order that the invoice is valid.  The invoice is then passed to the cashier for payment.  The cashier sends the invoices to the corporate office in Hong Kong for review by the CEO for payment.

For an incoming order the production manager compares the order with the product in stock to determine when the order can be fulfilled.  Our inventory is kept by daily reporting by each plant.  The report is sent to each accountant within the company as well as the CFO and CEO of the company for review prior to payment.

Since the two (2) clients of the company are Coca-Cola and Pepsi-Cola accounts receivable are not an issue.  Our contracts are set up on a forty-day pay cycle with Coca-cola and forty-five day cycle with Pepsi-cola.

Management has begun to convene meetings among its top executives to address budgeting issues.  Since the company was private for over fourteen years budgeting was never formally addressed.  The Company has recently begun to utilize an outside financial team to assist in the preparation of the proper budget forecasts.

Changes in internal controls

Our Certifying Officers have indicated that there were significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were such control actions with regard to significant deficiencies and material weaknesses.

Sarbanes – Oxley Act 404 compliance

At a Board of Directors meeting held on the 30th day of June, 2009 the Board of Directors of the Company determined that it needed to establish an audit committee prior to the year end 2009 with a view to complying with Section 404 of the Sarbanes-Oxley Act of 2002 by the required date for smaller reporting companies and it is in the process of reviewing its internal control systems in order to comply with Section 404 of the Sarbanes-Oxley Act. However, at this time the Company makes no representation that its systems of internal control comply with Section 404 of the Sarbanes-Oxley Act.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1ARISK FACTORS

Risks Related to Our Business

Our expansion strategy may not be proven successful.

One of our key strategies to grow our business is to aggressively expand our production capacity. We will need to engage in various forms of capacity expansion activities at the corporate level and at the production and operational levels in order to carry out our plans. Therefore, the Company’s proposed operations are subject to all of the risks inherent in the unforeseen costs and expenses, challenges, complications and delays frequently encountered in connection with the expansion of any business, as well as those risks that are specific to the PET CSD and perform manufacturing industry in general. Despite our best efforts, we may never overcome these obstacles to financial success. There can be no assurance that the Company’s efforts will be successful or result in increased revenue or profit, or that investors will not lose their entire investment

Supplying PET CSD bottles and PET CSD preforms to beverage and service companies constitutes a major portion of our revenue. Any delays in production or delivery may affect our sales, damage our long-term relationship with our clients, and even incur penalties under our contracts.

Sales made to beverage and service companies account for a large portion of our total sales. Recently, our production capacity is at more than 95%. If we fail to deliver the products to those companies on time, we may run into a risk of damaging our long-term relationship with those clients. Since we rely on these two (2) major clients for virtually all of our revenue our contracts have clauses that provide for possible penalties in the event we do not deliver our product in a timely manner.

Our results of operations do fluctuate due to seasonality.

Our sales are subject to seasonality. For example, we typically experience higher sales of bottled water in summer time in coastal cities while the sales remain constant throughout the entire year in some inland cities. In general, we believe our sales will normally be higher in the second and third quarter of the year when the weather is hot and dry, and lower in the fourth and first quarter of the year when the weather is cold and wet. Sales peak during the months from June to September. Sales can also fluctuate during the course of a financial year for a number of other reasons, including weather conditions and the timing of advertising and promotional campaigns. As a result of these reasons, our operating results may fluctuate. In addition, the seasonality of our results may be affected by other unforeseen circumstances, such as production interruptions. Due to these fluctuations, comparison of sales and operating results between the same periods within a single year, or between different periods in different financial years, are not necessarily meaningful and should not be relied on as indicators of our performance.

Increases in raw material prices that we are not able to pass on to our customers would reduce our profit margins.

The principal raw materials we use in our production are subject to a high degree of price volatility caused by external conditions like price fluctuations of PET raw materials-the byproducts of oil, which account for a significant portion of our product cost. We cannot guarantee that the price we pay for our raw materials will be stable in the future. Price changes to our raw materials may result in unexpected increases in production, packaging and distribution costs. We may be unable to increase the prices of our final products to offset these increased costs to our two (2) major customers for instance, Coca-Cola and Pepsi-Cola, and therefore may suffer a reduction to our profit margins. We do not currently hedge against changes in our raw material prices.  While we currently have the ability to purchase our PET raw materials directly from our two (2) major clients the price of the raw materials may still increase based on their cost of the raw materials.

We face increasing competition from both domestic and foreign companies, which may affect our market share and profit margin.

The PET bottles industry in China is highly competitive, and we expect it to continue to become even more competitive. Our ability to compete against these enterprises is, to a significant extent, dependent on our ability to distinguish our products from those of our competitor by providing high quality products at reasonable prices that appeal to our customers. Some of our competitors may have been in business longer than we have, may have substantially greater financial and other resources than we have and may be better established in their markets. Our competitors in any particular market may also benefit from raw material sources or production facilities that are closer to such markets, which provide them with competitive advantages in terms of costs and proximity to customers as well as end consumers.

We cannot assure you that our current or potential competitors will not provide products comparable or superior to those we provide or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that there will be significant consolidation in the PET bottle industry among our competitors, alliances may develop among competitors and these alliances may rapidly acquire significant market share. Furthermore, competition may lead competitors to substantially increase their advertising expenditures and promotional activities or to engage in irrational or predatory pricing behavior. We also cannot assure you that third parties will not actively engage in activities, whether legal or illegal, designed to undermine our brand name and product quality or to influence customer confidence in our product. Increased competition may result in price reductions, reduced margins and loss of market share, any of which could materially adversely affect our profit margin. We cannot assure you that we will be able to compete effectively against current and future competitors.

Changes in the existing laws and regulations or additional or stricter laws and regulations on environmental protection in China may cause us to incur significant capital expenditures, and we cannot assure that we will be able to comply with any such laws and regulations.

We carry on our business in an industry that is subject to PRC environmental protection laws and regulations. These laws and regulations require enterprises engaged in manufacturing and construction that may cause environmental waste to adopt effective measures to control and properly dispose of waste gases, waste water, industrial waste, dust and other environmental waste materials, as well as fee payments from producers discharging waste substances. Fines may be levied against producers causing pollution. If failure to comply with such laws or regulations results in environmental pollution, the administrative department for environmental protection can levy fines. If the circumstances of the breach are serious, it is at the discretion of the central government of the PRC including all governmental subdivisions to cease or close any operation failing to comply with such laws or regulations. There can also be no assurance that our operations will fail to comply with such laws or regulations. There can also be no assurance that the PRC government will not change the existing laws or regulations or impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditure, which we may be unable to pass on to our customers through higher prices for our products. In addition, we cannot assure that we will be able to comply with any such laws and regulations.

We may not successfully manage our growth.

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and administrative, operational, and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.  Since we operate in both the PRC and Hong Kong it will be difficult to find the qualified personnel we will need to support our planned expansion.  The inability to find qualified personnel may lead to our having less efficient operations thereby increasing our costs and reducing our profits.

We rely on key executive officers and their knowledge of our business and their business and technical expertise would be difficult to replace.

We were founded in 1994 by Mr. Chung A Tsan Guy. Since then, Mr. Stetson Chung, the son of Mr. Chung A Tsan Guy and our highly experienced senior management team has developed us into a large scale PET bottle production company. Stetson Chung, together with other senior management has been the key people of our strategy and has been fundamental to our achievements to date. The successful management of our business is, to a considerable extent, dependent on the services of Stetson Chung and other senior management. The loss of the services of any key management employee or failure to recruit a suitable or comparable replacement could have a significant impact upon our ability to manage our business effectively and our business and future growth may be adversely affected.

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

This control may cause management to make decisions that may be in direct conflict with the minority shareholders and these decisions may not be in the best interests of the minority shareholders.

Because our assets and operations are located outside the United States and our officers and directors are United States citizens living outside of the United States, investors may experience difficulties in attempting to enforce judgments based upon United States federal securities laws against us and our company. United States laws and/or judgments might not be enforced against us in foreign jurisdictions.

All of our operations are conducted through subsidiary corporations organized and located outside of the United States, and all the assets of our subsidiaries are located outside the United States. In addition, all of our officers and directors are U.S. citizens living abroad. As a result, it may be difficult or impossible for U.S. investors to enforce judgments made by U.S. courts for civil liabilities against our operating entities or against any of our individual directors or officers. In addition, U.S. investors should not assume that courts in the countries in which our subsidiaries are incorporated or where the assets of our subsidiaries are located (i) would enforce judgments of U.S. courts obtained in actions against us or our subsidiary based upon the civil liability provisions of applicable U.S. federal and state securities laws or (ii) would enforce, in original actions, liabilities against us or our subsidiary based upon these laws.

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

There is a limited market for our stock, and there may not ever be an active market for our common stock.

While our common stock is quoted on the OTCBB under the symbol GEBD.OB there currently is no active market for our common stock. Further, although our common stock may be quoted on the OTC Bulletin Board, trading of our common stock has been extremely sporadic. For example, several days or weeks may pass before any shares may be traded. There can be no assurance that a more active market for the common stock will develop.

We cannot assure you that the common stock will become liquid or that it will continue to be listed on a securities exchange.

We plan to list our common stock on the American Stock Exchange or the NASDAQ Capital Market as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of either of those or of any other stock exchange, or that we will be able to maintain any such listing. Until the common stock is listed on another exchange, we expect that it will continue to be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

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

Risks relating to doing business in China

Substantially all of our business assets are located in China, and substantially all of our sales are derived in China. Accordingly, our results of operations, financial position and prospects are subject to a significant degree to the economic, political and legal development in China.

We derive a substantial portion of ours sales from China

Substantially all of our sales are generated from China. We anticipate that sales of our products in China will continue to represent a substantial proportion of our total sales in the near future. Any significant decline in the condition of the PRC economy could adversely affect consumer buying power and reduce the purchase of our product by our two (2) major clients and ultimately the consumption of our products by consumers which in turn would have a material adverse effect on our business and financial condition.

Our inability to diversify our operations may subject us to economic fluctuations within our industry.

Our limited financial resources reduce the likelihood that we will be able to diversify our operations. Our inability to diversify our activities into more than one business area will subject us to economic fluctuations within the PET CSD and perform manufacturing  industry and therefore increase the risks associated with having only one type of operation to generate revenue.

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

The Company faces the risk that changes in the policies of the Chinese government could have a significant impact upon our ability to sustain our operations and implement any expansion strategies.

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

Our ability to expand our business is dependent on a number of factors, including general economic and capital market conditions in China and credit availability from banks and other lenders in China. Recently, the PRC government has implemented various measures to control the rate of economic growth and tighten its monetary policies. Slower economic growth rate may in turn have an adverse effect on our ability to sustain the growth rate we have achieved due to the aggregate market demand for PET CSD and perform products.

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

Our production operations and capacity are likely to be adversely affected by natural disasters such as the earthquake in Xi’an that occurred in the middle of 2008.

Natural disasters in China occur regularly. Any natural disaster in an area in which we have a production facility could have an adverse impact on our business. An earthquake occurred in Xi’an, China in the middle of 2008. The earthquake could have adversely affected GEBD production operations and capacity. It is likely to take time to recover GEBD’s production operations and capacity.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On January 1, 2009, Mr. Michael Tam was officially named as the Chief Financial Officer of the Company.  Mr. Tam officially began his employment with the Company on November 24, 2008.  Mr. Tam obtained his Diploma in Accountancy from  Hong Kong Shue Yan College in 1985.  Mr. Tam also holds an MBA from Murdoch University in Perth, Australia.  Mr. Tam is a Fellow Professional Member from  National Institute of Accountants,  one of three recognized accountancy bodies in Australia. Mr. Tam worked at a Hong Kong listed petrochemical company  over fifteen (15) years.

In addition, the board has appointed Mr.Eddie Yue as Chief Operating Officer and Mr. Kwong Kwok Yan as Chief Marketing Officer.

ITEM 6.EXHIBITS

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

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.

Dated: August 14, 2009	/s/ Stetson Chung
Stetson Chung
Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.

Dated: August 14, 2009.	/s/ Michael Tam
Michael Tam
Chief Financial Officer