Form 10-Q/A
period 2009-06-30
Great East Bottles & Drinks (China) Holdings, Inc
filed 2009-08-31
CIK 1382112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
AMENDEMENT 1

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

Explanatory Note

The financial statements and notes in the Form 10-Q for the quarter ended June 30, 2009 (filed August 14, 2009) inadvertently contained erroneous financial information.  The sole purpose of this amendment is to file corrected financial data and to update management's discussion in Item 2.  No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

PART I – FINANCIAL INFORMATION

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$84,526	$69,958
Pledged deposits	4,131,839	3,704,253
Accounts receivable, net	3,848,110	2,016,545
Inventories, net	1,543,826	1,555,782
Amount due from a related party	1,826,849	1,094,679
Prepaid expenses and other receivables	1,155,995	830,471
Total current assets	12,591,145	9,271,688

PROPERTY, PLANT & EQUIPMENT, NET	21,980,448	21,322,104

LAND USE RIGHT, NET OF AMORTIZATION	343,117	346,544

TOTAL ASSETS	$34,914,710	$30,940,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loans	$4,635,846	$4,006,774
Accounts payable	3,853,602	1,647,176
Notes payables	1,299,268	2,303,646
Accrued expenses and other payables	803,815	101,288
VAT payables	481,071	429,237
Income tax payables	394,727	263,310
Total current liabilities	11,468,329	8,751,431

LONG-TERM BANK LOAN	2,976,403	3,334,646

TOTAL LIABILITIES	14,444,732	12,086,077

STOCKHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; $0.01 par value; 40,000,000 shares and 8,000,000 shares issued and outstanding on June 30, 2009 and December 31, 2008, respectively	400,000	400,000
Additional paid in capital	9,885,277	9,885,277
Capital reserves	2,462,836	2,410,701
Retained earnings	3,534,405	2,144,341
Accumulated other comprehensive income	4,066,713	3,899,956
TOTAL COMPANY STOCKHOLDERS’ EQUITY	20,349,231	18,740,275

NONCONTROLLING INTEREST	120,747	113,984
TOTAL EQUITY	20,469,978	18,854,259

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,914,710	$30,940,336

See accompanying notes to condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
		(Restated)		(Restated)

REVENUE	$8,954,022	$8,642,248	$18,246,713	$14,380,091

COST OF SALES	6,904,967	6,590,338	14,678,395	10,976,447

GROSS MARGIN	2,049,055	2,051,910	3,568,318	3,403,644

EXPENSES
Selling and distribution	11,579	11,218	22,002	21,275
General and administrative	631,700	419,493	1,236,841	832,230
Officer compensation	30,000	30,000	60,000	30,000
TOTAL OPERATING EXPENSES	673,279	460,711	1,318,843	883,505

INCOME FROM CONTINUING OPEARTIONS	1,375,776	1,591,199	2,249,475	2,520,139

OTHER INCOME/(EXPENSES)
Other income	48,363	54,533	73,231	117,519
Interest income	83,088	131,401	95,942	157,385
Bank loan interest	(117,508)	(188,398)	(274,030)	(359,568)
Other interest expense	(51,121)	(100,588)	(114,408)	(156,813)
OTHER EXPENSES, NET	(37,178)	(103,052)	(219,265)	(241,477)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	1,338,598	1,488,147	2,030,210	2,278,662

PROVISION FOR INCOME TAXES	342,339	314,449	581,781	470,746

INCOME FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTEREST	$996,259	$1,173,698	$1,448,429	$1,807,916

NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	6,519	115	6,230	7,781

NET INCOME FROM CONTINUING OPERATIONS	$989,740	$1,173,583	$1,442,199	$1,800,135

DISCONTINUED OPERATIONS
Income from discontinued operations	-	1,311	-	1,311
Loss on disposal of a subsidiary	-	(31,405)	-	(31,405)
LOSS FROM DISCONTINUED OPERATIONS	-	(30,094)	-	(30,094)

NET INCOME	989,740	1,143,489	1,442,199	1,770,041

OTHER COMPREHENSIVE INCOME
Gain on foreign exchange translation	33,585	604,816	166,757	1,434,296

COMPREHENSIVE INCOME	$1,023,325	$1,748,305	$1,608,956	$3,204,337

NET INCOME PER SHARE, BASIC AND DILUTED	0.025	0.029	0.036	0.044

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	$40,000,000	$40,000,000	$40,000,000	$40,000,000

See accompanying notes to condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2009	2008
		(Restated)
Cash flow from operating activities
Net income	$1,442,199	$1,770,041
Adjustments for:
Depreciation	1,010,005	814,364
Amortization of land use rights	4,678	4,528
Noncontrolling interests	6,230	7,781
Officer compensation contributed to additional paid in capital	-	30,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,831,565)	(833,822)
Decrease in inventory	11,956	39,070
Increase in amount due from a related party	(732,170)	(4,423,051)
Increase in prepaid expenses and other receivables	(325,524)	(1,233,488)
Increase in accounts payable	2,206,426	2,250,587
(Decrease)/increase in notes payable	(1,004,378)	2,296,692
Increase in VAT payables	51,834	117,467
Increase/(decrease) in income tax payables	131,417	(74,961)
Increase in accrued expenses and other payables	702,527	297,340

Net cash provided from operating activities	1,673,635	1,062,548

Investing activities
Purchase of property, plant and equipment	(1,612,077)	(128,660)

Net cash used in investing activities	(1,612,077)	(128,660)

Financing activities
Proceeds from bank loans	2,634,309	6,491,125
Repayment of bank loans	(2,392,511)	(6,923,104)
Decrease in pledged deposits	(427,586)	(940,186)

Net cash used in financing activities	(185,788)	(1,372,165)

Net decrease in cash and cash equivalents	(124,230)	(438,277)

Effect of foreign exchange rate changes	138,798	500,870

Cash and cash equivalents at beginning of period	69,958	121,574

Cash and cash equivalents at end of year	$84,526	$184,167

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$388,438	$516,381

Cash paid for income taxes	$450,364	$545,707

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

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

i)	Persuasive evidence of an arrangement exists,
ii)	Delivery has occurred,
iii)	The seller's price to the buyer is fixed or determinable, and
iv)	Collectibility is reasonably assured.

(d)	Earnings Per Share

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

 NOTE 5 – PLEDGED DEPOSITS

Amount represents restricted cash pledged as deposits for bankers’ notes facilities. As of the balance sheet dates, pledged deposits are summarized as follows:

	As of June 30,	As of December 31,
	2009	2008

China Construction Bank	$2,221,799	$2,172,967
Bank of China	1,910,040	1,458,367
Industrial and Commerical Bank of China	-	72,919

Total	$4,131,839	$3,704,253

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

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

NOTE 7 – AMOUNT DUE FROM A RELATED PARTY

Due from a related party consists of short term borrowing to Great East Packaging Holdings Limited (“GEPH”). GEPH is considered as a related party because of the common ownership with the sole shareholder of the Company. These short term borrowing and advances bears a 9% interest per annum, calculating on an accrual basis using the effective interest method by applying the rates to the net carrying amount of the assets.  Interest income accrued for the six months ended June 30, 2009 and 2008 was $39,985 and $89,085, respectively.

NOTE 8 – NOTES PAYABLE

Banks issue notes to the Company’s suppliers payable at any time prior to a maturity date as part of the credit facility granted to the Company.  Should the supplier want to call the note prior to maturity, the bank would satisfy the note at a discount, and then be paid the full face amount of the note by the Company, at maturity.  The Company is also required to pledge certain deposits on its bank accounts at the date of issue and until maturity.  As such, there is no interest payable by the Company to the banks under this credit facility, and Company payments are always due at the maturity date.

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

Bank loans of the Company as of the balance sheet dates were summarized as follows:

	Interest rate		Bank loans balance
Name of banks	As of June 30, 2009	As of December 31, 2008	As of June 30, 2009	As of December 31, 2008

Hang Seng Bank	7.750%	7.750%	$2,195,627	$2,338,544
China Construction Bank	5.310%	7.470%	1,463,634	875,020
Industrial and Commercial Bank of China	8.217%	7.920% to 8.217%	1,287,998	1,283,363
Bank of Communications	6.110%	7.330%	1,170,907	1,166,694
DBS Bank (Hong Kong) Limited	9.180%	9.180%	1,494,083	1,677,799

			7,612,249	7,341,420

Less:
Repayable after one year but within two years			(774,540)	(740,304)
Repayable after two years but within five years			(1,879,602)	(2,056,504)
Repayable after five year			(322,261)	(537,838)

Current portion			$4,635,846	$4,006,774

The maturity dates for the above bank loans are summarized as follows:

Name of banks	Drawn down currency	Due date	Bank loans balance
			As of June 30, 2009	As of December 31, 2008

Hang Seng Bank	HKD	Feb 2015	1,091,339	1,163,054
Hang Seng Bank	HKD	Mar 2015	1,104,288	1,175,490
China Construction Bank	RMB	May 2010	1,463,634	-
	RMB	April 2009	-	875,020
Industrial and Commercial Bank of China	RMB	Sept 2009	848,908	845,853
Industrial and Commercial Bank of China	RMB	Sept 2009	439,090	437,510
Bank of Communications	RMB	July 2009	1,170,907	1,166,694
DBS Bank (Hong Kong) Limited	RMB	Nov 2012	1,494,083	1,677,799

			$7,612,249	$7,341,420

All bank loans were secured and guaranteed by the following:

Secured by:	Building and land use rights of the Company
Building and land use rights of Nanjing Crystal Pines Beverages & Packaging Co. Ltd., a related party

Guaranteed by:	Directors
Mr. Guy Chung
Mr. Stetson Chung
Related companies
Shanghai Great East Packaging Co. Ltd.
Shenyang Great East Packaging Co. Ltd.
Great East Packaging Holdings Ltd.
Janwise Limited
Great East Packaging (Hong Kong) Limited

Bank loan interest expenses for the three months ended June 30, 2009 and 2008 were $274,030 and $359,568, respectively.

NOTE 10 – TAX

(a)  Corporation Income Tax

The PRC subsidiaries of the Company are registered as foreign investment enterprises. Provision for PRC corporate income tax is calculated at 25% based on the estimated assessable profits.  BVI companies are not subjected to tax in accordance with the relevant tax laws and regulations of the BVI.

The corporate income tax rates applicable to the Company and its subsidiaries for the six months ended June 30, 2009 and 2008 are as follows:

	Place of incorporation	June 30, 2009 and 2008

Citysky Investment Holdings, Inc	BVI	0%
Great East Packaging (Nanjing) Limited	BVI	0%
Great East Packaging International Limited	BVI	0%
Great East Packaging (Xian) Limited	BVI	0%
Hangzhou Great East Packaging Co., Limited	PRC	25.0%
Nanjing Great East Packaging Co., Limited	PRC	25.0%
Xian Great East Packaging Co., Limited	PRC	25.0%

The actual and effective corporate income tax was 28.7% and 20.7% for the six months ended June 30, 2009 and 2008, respectively.

	For the six months ended June 30,
	2009		2008
	Amount	%	Amount	%
			(Restated)

Net income before provision for income taxes	$2,030,210		$2,278,662

Tax at the applicable rates	627,680	30.9	569,666	25.0
Tax losses no recognized	29,250	1.5	-	-
Tax effect of income not subject to tax	(75,149)	(3.7)	(98,920)	(4.3)

TOTAL	$581,781	28.7	$470,746	20.7

The provisions for income taxes for each of the six months ended June 30, 2009 and 2008 are summarized as follows:

	For the three months ended March 31,
	2009	2008

Current	$581,781	$470,746
Deferred	-	-

TOTAL	$581,781	$470,746
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

NOTE 11 – COMMON STOCK

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

June 30, 2009
June 30
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

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

	Three months ended June 30,		(Decrease)	(Decrease)
	2009	2008	Increase	% Increase
Revenue	8,954,022	8,642,248	311,774	4
Cost of sales	6,904,967	6,590,338	314,629	5
Gross margin	2,049,055	2,051,910	(2,855)	(0)
General and administrative	631,700	419,493	212,207	50
Sales and distribution	11,579	11,218	361	3
Operating income	1,375,776	1,591,199	(215,423)	(14)
Other income	48,363	131,401	(83,038)	(45)
Bank interest	117,508	188,398	(70,890)	(38)
Other interest expense	51,121	100,588	(49,467)	(49)
Provision for income taxes	342,339	314,449	27,890	9
Net income (loss) attributable to the non-controlling interest	6,519	115	6,404	5,569
Net income from continuous operations	989,740	1,173,583	(183,843)	(16)

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

Liquidity and Capital Resources

 Cash

Our cash balance at June 30, 2009 was $84,526, representing an increase of $14,568 or 21%, compared with our cash balance of $69,958 as at June 30, 2008.
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

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.

Dated: August 18, 2009	/s/ Stetson Chung
Stetson Chung
Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.

Dated: August 18, 2009.	/s/ Michael Tam
Michael Tam
Chief Financial Officer