Form 10-Q
period 2009-09-30
Great East Bottles & Drinks (China) Holdings, Inc
filed 2009-11-23
CIK 1382112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

As of November 20, 2009, the issuer had 40,000,000 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as at September 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2008 and 2009 (Unaudited)	4

	Condensed Consolidated Statements Of Cash Flows for the Nine Months Ended September 30, 2008 and 2009 (Unaudited)	5

	Notes To Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	16

Item 3.	Quantitative And Qualitative Disclosures About Market Risk	20

Item 4.	Controls And Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Submission Of Matters To A Vote Of Security Holders	21

Item 5	Other Information	21

Item 6	Exhibits.	21

SIGNATURES		22

 PART I – FINANCIAL INFORMATION

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$521,674	$69,958
Pledged deposits	4,966,191	3,704,253
Accounts receivable, net	4,117,192	2,016,545
Inventories, net	1,634,902	1,555,782
Amount due from a related party	-	1,094,679
Prepaid expenses and other receivables	1,970,094	830,471
Total current assets	13,210,053	9,271,688

PROPERTY, PLANT & EQUIPMENT, NET	21,751,515	21,322,104

LAND USE RIGHT, NET OF AMORTIZATION	341,588	346,544

TOTAL ASSETS	$35,303,156	$30,940,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loans	$3,663,394	$4,006,774
Accounts payable	3,204,043	1,647,176
Notes payables	1,641,509	2,303,646
Amount due to a related party	162,775	-
Accrued expenses and other payables	587,524	101,288
VAT payables	499,995	429,237
Income tax payables	522,199	263,310
Total current liabilities	10,281,439	8,751,431

LONG-TERM BANK LOAN	2,787,735	3,334,646

TOTAL LIABILITIES	13,069,174	12,086,077

STOCKHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; $0.01 par value; 40,000,000 shares issued and outstanding	400,000	400,000
Additional paid in capital	9,885,277	9,885,277
Capital reserves	2,410,701	2,410,701
Retained earnings	5,001,701	2,144,341
Accumulated other comprehensive income	4,409,228	3,899,956
TOTAL COMPANY STOCKHOLDERS’ EQUITY	22,106,907	18,740,275

NONCONTROLLING INTEREST	127,075	113,984
TOTAL EQUITY	22,233,982	18,854,259

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,303,156	$30,940,336

See accompanying notes to condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)

REVENUE	$11,156,546	$9,754,226	$29,403,259	$24,134,317

COST OF SALES	8,492,218	7,335,468	23,170,613	18,311,915

GROSS MARGIN	2,664,328	2,418,758	6,232,646	5,822,402

EXPENSES
Selling and distribution	10,862	16,736	32,864	38,011
General and administrative	636,427	401,235	1,933,268	1,263,465

TOTAL OPERATING EXPENSES	647,289	417,971	1,966,132	1,301,476

OPERATING INCOME	2,017,039	2,000,787	4,266,514	4,520,926

OTHER INCOME/(EXPENSES)
Other income	54,577	58,731	127,808	176,250
Interest income	23,235	18,617	119,177	176,002
Bank loan interest	-122,287	-137,005	-396,317	-496,573
Other interest expense	-86,383	-138,364	-200,791	-295,177
OTHER EXPENSES, NET	-130,858	-198,021	-350,123	-439,498

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	1,886,181	1,802,766	3,916,391	4,081,428

PROVISION FOR INCOME TAXES	464,692	416,492	1,046,473	887,238

INCOME FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTEREST	$1,421,489	1,386,274	$2,869,918	$3,194,190

NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	6,328	3,224	12,558	11,005

INCOME FROM CONTINUING OPERATIONS	$1,415,161	1,383,050	$2,857,360	$3,183,185

DISCONTINUED OPERATIONS
Income from discontinued operations	-	-	-	1,311
Loss on disposal of a subsidiary	-	-	-	-31,405
LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-30,094

NET INCOME	1,415,161	1,383,050	2,857,360	3,153,091

OTHER COMPREHENSIVE INCOME
Gain/(loss) on foreign exchange translation	342,515	-170,561	509,272	1,263,735

COMPREHENSIVE INCOME	$1,757,676	1,212,489	$3,366,632	$4,416,826

NET INCOME PER SHARE, BASIC AND DILUTED	$0.04	$0.03	$0.07	$0.08

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	40,000,000	40,000,000	40,000,000	40,000,000

See accompanying notes to condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2009	2008
		(Restated)
Cash flow from operating activities
Net income	$2,857,360	$3,153,091
Adjustments for:
Depreciation	1,576,744	1,256,217
Amortization of land use rights	7,008	6,864
Noncontrolling interests	12,558	11,005
Officer compensation contributed to additional paid in capital	-	60,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,100,647)	(1,680,065)
(Increase)/decrease in inventory	(79,120)	78,754
Decrease in amount due from a related party	1,094,679	-
Increase in prepaid expenses and other receivables	(1,139,623)	(1,075,321)
Increase in accounts payable	1,556,867	406,459
Increase in VAT payables	70,758	61,537
Increase in income tax payables	258,889	112,573
Increase in accrued expenses and other payables	486,236	537,089

Net cash provided from operating activities	4,601,709	2,928,203

Investing activities
Purchase of property, plant and equipment	(1,877,472)	(5,218,181)

Net cash used in investing activities	(1,877,472)	(5,218,181)

Financing activities
Proceeds from bank loans	2,922,882	7,485,019
Repayment of bank loans	(3,559,126)	(6,923,104)
Increase in amount due to a related party	162,775	783,115
Increase in pledged deposits	(1,261,938)	(418,909)
(Decrease)/increase in notes payable	(662,137)	1,229,675

Net cash provided from/(used in) financing activities	(2,397,544)	2,155,796

Net increase/(decrease) in cash and cash equivalents	326,693	(134,182)

Effect of foreign exchange rate changes	125,023	306,237

Cash and cash equivalents at beginning of period	69,958	121,574

Cash and cash equivalents at end of period	$521,674	$293,629

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$597,108	$791,750

Cash paid for income taxes	$787,584	$799,280

See accompanying notes to condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great East Bottles & Drinks (China) Holdings, Inc. and subsidiaries (the “Company”) are a group of manufacturers producing beverage bottles which mainly are made of PET, a type of plastic with desirable characteristic for packaging including a clear and wide range of colors and shapes, toughness and good resistance to heat, moisture and dilute acid.  The Company manufactures and sells beverage bottles in the People’s Republic of China (“PRC” or “China”) for bottling of Carbonated Soft Drinks (“CSD”) for world brands, and these beverage bottles are referred to as PET CSD bottles.

At September 30, 2009, details of the Company’s subsidiaries are as follows:

Name	Place of incorporation	Effective Ownership	Principal activities

Great East Bottles & Drinks (BVI) Inc., formerly known as Citysky Investment Holding Inc (“Citysky”)	the British Virgin Islands (“BVI”)	100%	Investment holdings

Great East Bottles & Drinks Holdings, Limited	Hong Kong Special Administrative Region (“Hong Kong”)	100%	Provision of management services for group companies

Great East Packaging International Limited	BVI	100%	Investment holding

Great East Packaging (Nanjing) Limited	BVI	100%	Investment holding

Great East Packaging (Xian) Limited	BVI	100%	Investment holding

Hangzhou Great East Packaging Co., Limited	PRC	99%	Production of beverage bottles

Nanjing Great East Packaging Co., Limited	PRC	100%	Production of beverage bottles

Xian Great East Packaging Co., Limited	PRC	100%	Production of beverage bottles

On August 10, 2009, Citysky setup Great East Bottles & Drinks Holdings, Limited, a wholly owned subsidiary registered in Hong Kong. The new subsidiary has authorized and issued 10,000 ordinary shares of HKD1 each and is principally engaged in the provision of management service for group companies.

On August 19, 2009, Citysky changed its name to Great East Bottles & Drinks (BVI) Inc.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months and nine months ended September 30, 2009 and 2008 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2009, the results of its operations for the three months and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008.

The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results for a full year period.

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

Revenue represents the invoiced value of goods sold and is recognized upon the shipment of goods to customers, and when all of the following criteria are met:

i)	Persuasive evidence of an arrangement exists,
ii)	Delivery has occurred,
iii)	The seller's price to the buyer is fixed or determinable, and
iv)	Collectibility is reasonably assured.

(d)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2009 and 2008, there were no dilutive securities outstanding.

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

As of September 30, 2009, the Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other deposits and prepayments, accounts payable, short-term bank loans, other payables and accruals, taxes payable, and amount due to a related party.  The estimated fair values of the financial instruments as of the balance sheet date were not materially different from their carrying values as presented, due to the short maturities of these instruments and the fact that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profiles at respective period/year ends.

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

	September 30, 2009	December 31, 2008	September 30, 2008

Year end RMB : US$ exchange rate	0.1467	0.1458	0.1454
Average yearly RMB : US$ exchange rate	0.1461	0.1446	0.1431

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/US$ exchange rate into a flexible rate under the control of the PRC’s government.

The RMB is not freely convertible into foreign currency, and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(g)	Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

(h)	Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. This authoritative guidance is effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted). The Company is currently assessing the impact on its consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of SFAS 162 (SFAS No. 168), establishing codification, which integrates and categorizes all guidance by standard setters within levels A through D of the previous GAAP hierarchy. SFAS No. 168 will replace all existing GAAP for non-governmental entities and will establish a new hierarchy of GAAP, both authoritative and non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and will be adopted by the Company beginning in the forth quarter of its fiscal year 2009. The Company does not expect the adoption to have a material impact on its consolidated results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165,Subsequent Events (SFAS No. 165), which updates previous guidance under GAAP by replacing type “1” and type “2” with “recognized” and “unrecognized,” and requires disclosure in financial statements of the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company beginning in the third quarter of its fiscal year 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 157-4, Fair Value Measurements (FSP No. 157-4), which supersedes FSP SFAS 157-3 and provides additional guidance on estimating fair value when volume and level of transaction activity for the asset or liability have significantly decreased. FSP SFAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company beginning in the third quarter of its fiscal year 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP 115-2/124-2 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s financial position, results of operations or cash flow.

NOTE 4 – INVENTORIES, NET

Inventories consisting of raw materials and finished goods are stated at the lower of weighted average cost or market value. Inventories are PET CSD bottles and its raw material, PET, that is used to manufacture the PET CSD bottles.

Inventories as of the balance sheet dates are summarized as follows:

	As of September 30, 2009	As of December 31, 2008

Raw materials	$902,708	$592,281
Work-in-progress	584,563	725,482
Finished goods	140,954	331,787
Goods-in-transit	6,677	-
Less: Provision for slow moving inventories	-	(93,768)

Inventories, net	$1,634,902	$1,555,782

 NOTE 5 – PLEDGED DEPOSITS

Amount represents restricted cash pledged as deposits for bankers’ notes facilities. As of the balance sheet dates, pledged deposits are summarized as follows:

	As of September 30, 2009	As of December 31, 2008

China Construction Bank	$3,499,074	$2,172,967
Bank of China	1,467,117	1,458,367
Industrial and Commercial Bank of China	-	72,919

Total	$4,966,191	$3,704,253

NOTE 6 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses consists of payments and deposits made by the Company to third parties in the normal course of business operations with no interest being charged and no fixed terms of repayment. These payments are made for the purchase of goods and services that are used by the Company for its current operations.

The Company evaluates the amounts recorded as prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables are no longer deemed to be collectible by the Company.

Prepaid expenses and other receivables as of the balance sheet dates are summarized as follows:

	As of September 30, 2009	As of December 31, 2008

Prepaid expenses	$1,527,774	$654,327
Other receivables	442,320	176,144

Total	$1,970,094	$830,471

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned and operated by the Company’s wholly-owned subsidiaries in China. Property, plant and equipment as of the balance sheet dates are summarized as follows:

	As of September 30, 2009	As of December 31, 2008

At cost:
Building	$2,325,806	$2,311,935
Machinery	37,394,544	33,405,303
Leasehold improvement	395,786	393,426
Office equipment	1,178,158	1,134,841
Transportation vehicles	758,829	746,700
Construction in progress	40,089	1,995,134
	42,093,212	39,987,339

Less: Accumulated depreciation	$(20,341,697)	$(18,665,235)

Property, plant and equipment, net	$21,751,515	$21,322,104

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $1,576,744 and $1,256,217, respectively. The allocation of depreciation expense for the nine months ended September 30, 2009 and 2008 is summarized as follows:

	For the nine months ended September 30,
	2009	2008

Included in cost of sales	$1,562,247	$1,229,238
Included in general and administrative expenses	14,497	26,979

Total depreciation expense	$1,576,744	$1,256,217

NOTE 8 – AMOUNT DUE (TO)/FROM A RELATED PARTY

Amount due from/(to) a related party as of the balance sheet dates are summarized as follows:

	As of September 30, 2009	As of December 31, 2008

Receivable from Great East Packaging Holdings Limited (“GEPH”)	$8,126,436	$6,199,539
Notes payable to GEPH	(8,289,211)	(5,104,860)

Net amount due (to)/from a related party	$(162,775)	$1,094,679

The Comapny's majority sharholder, Mr. Guy A-Tsan Chung, owned 74.25% of the Company and was an affiliate of GEPH as at September 30, 2008, and as a result, GEPH is considered as a related party.  Net amount due from GEPH bears a 9% interest per annum, calculating on an accrual basis using the effective interest method by applying the rates to the net carrying amount of the assets.  Total interest income accrued during the nine months ended September 30, 2009 and 2008 were $39,985 and $89,085, respectively.

NOTE 9 – NOTES PAYABLE

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

As of the balance sheet dates, the Company’s notes payable were summarized as follows:

	Maturity date	September 30, 2009	December 31, 2008

China Construction Bank	January 2009	$-	$247,922
China Construction Bank	February 2009	-	408,343
China Construction Bank	March 2009	-	218,755
Bank of China	January 2010	762,900	-
Bank of China	August 2009	-	-
Bank of China	February 2009	-	291,674
Bank of China	May 2009	-	262,506
DBS Bank (Hong Kong) Limited	January 2010	292,279	-
DBS Bank (Hong Kong) Limited	December 2009	146,712	-
DBS Bank (Hong Kong) Limited	November 2009	292,906	-
DBS Bank (Hong Kong) Limited	October 2009	146,712	-
DBS Bank (Hong Kong) Limited	January 2009	-	820,304
DBS Bank (Hong Kong) Limited	April 2009	-	54,142
Total		$1,641,509	$2,303,646

As of the balance sheet dates, all the Company’s notes are repayable within one year.

NOTE 10 – BANK LOANS

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

Bank loans of the Company as of the balance sheet dates were summarized as follows:

	Interest rate		Bank loans balance
Name of banks	As of September 30, 2009	As of December 31, 2008	As of September 30, 2009	As of December 31, 2008

Hang Seng Bank	7.750%	7.750%	$2,116,667	$2,338,544
China Construction Bank	5.310%	7.470%	1,467,117	875,020
Industrial and Commercial Bank of China	-	7.920% to 8.217%	-	1,283,363
Bank of Communications	6.110%	7.330%	1,467,117	1,166,694
DBS Bank (Hong Kong) Limited	9.180%	9.180%	1,400,228	1,677,799

			6,451,129	7,341,420

Less:
Repayable after one year but within two years			(791,792)	(740,304)
Repayable after two years but within five years			(1,764,471)	(2,056,504)
Repayable after five year			(231,472)	(537,838)

Current portion			$3,663,394	$4,006,774

The maturity dates for the above bank loans are summarized as follows:

Name of banks	Drawn down currency	Due date	Bank loans balance
			As of September 30, 2009	As of December 31, 2008

Hang Seng Bank	HKD	Feb 2015	1,051,743	1,163,054
Hang Seng Bank	HKD	Mar 2015	1,064,924	1,175,490
China Construction Bank	RMB	May 2010	1,467,117	-
China Construction Bank	RMB	April 2009	-	875,020
Industrial and Commercial Bank of China	RMB	Sept 2009	-	845,853
Industrial and Commercial Bank of China	RMB	Sept 2009	-	437,510
Bank of Communications	RMB	July 2010	1,467,117	-
Bank of Communications	RMB	July 2009	-	1,166,694
DBS Bank (Hong Kong) Limited	RMB	Nov 2012	1,400,228	1,677,799

			$6,451,129	$7,341,420

All bank loans were secured and guaranteed by the following:

Secured by:	Building and land use rights of the Company
Building and land use rights of Nanjing Crystal Pines Beverages & Packaging Co. Ltd., a related party

Guaranteed by:	Directors
Mr. Guy Chung
Mr. Stetson Chung
Related companies
Shanghai Great East Packaging Co. Ltd.
Shenyang Great East Packaging Co. Ltd.
Great East Packaging Holdings Ltd.
Janwise Limited
Great East Packaging (Hong Kong) Limited

Bank loan interest expenses for the nine months ended September 30, 2009 and 2008 were $396,317 and $496,573, respectively.

NOTE 11 – TAX

(a)  Corporation Income Tax

The PRC subsidiaries of the Company are registered as foreign investment enterprises. Provision for PRC corporate income tax is calculated at 25% based on the estimated assessable profits arising in PRC.  Provision for Hong Kong profits tax is calculated at 16.5% based on the estimated assessable profits arising in Hong Kong. BVI companies are not subjected to tax in accordance with the relevant tax laws and regulations of the BVI.

The corporate income tax rates applicable to the Company and its subsidiaries for the nine months ended September 30, 2009 and 2008 are as follows:

	Place of incorporation	September 30, 2009	September 30, 2008

Great East Bottles & Drinks (BVI) Inc.	BVI	0%	0%
Great East Packaging (Nanjing) Limited	BVI	0%	0%
Great East Packaging International Limited	BVI	0%	0%
Great East Packaging (Xian) Limited	BVI	0%	0%
Great East Bottles & Drinks Holdings, Limited	Hong Kong	16.5%	N/A
Hangzhou Great East Packaging Co., Limited	PRC	25.0%	25.0%
Nanjing Great East Packaging Co., Limited	PRC	25.0%	25.0%
Xian Great East Packaging Co., Limited	PRC	25.0%	25.0%

Great East Bottles & Drinks Holdings, Limited is a new wholly-owned subsidiary setup on August 10, 2009 (see Footnote 1).

The actual and effective corporate income tax was 26.7% and 21.7% for the nine months ended September 30, 2009 and 2008, respectively.

	For the nine months ended September 30,
	2009		2008
	Amount	%	Amount	%
			(Restated)

Income before provision for income taxes	$3,916,391		$4,081,428

Tax at the applicable rates	979,098	25.0	1,020,357	25.0
Tax effect of expenses that are not deductible for tax purposes	67,375	1.7	-	-
Tax effect of income not subject to tax	-	-	(133,119)	(3.3)

TOTAL	$1,046,473	26.7	$887,238	21.7

The provisions for income taxes for each of the nine months ended September 30, 2009 and 2008 are summarized as follows:

	For the nine months ended September 30,
	2009	2008

Current	$1,046,473	$887,238
Deferred	-	-

TOTAL	$1,046,473	$887,238

There are no timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

(b)	Value Added Tax ("VAT")

In accordance with the current tax laws in the PRC, the VAT for domestic sales is levied at 17% on the invoiced value of sales and is payable by the purchaser. The PRC subsidiaries of the Company are required to remit the VAT they collects to the tax authority, but may offset these tax liabilities from the VAT for the taxes that they have paid on eligible purchases. The VAT payable balance of $499,995 and $429,237 at September 30, 2009 and December 31, 2008, respectively has been accrued and reflected as taxes payable in the accompanying consolidated balance sheets.

There is no VAT under current tax laws in the BVI.

NOTE 12 – COMMON STOCK

The Company has authorized 375,000,000 shares $0.01 par value of common stock and has 40,000,000 shares issued and outstanding as of September 30, 2009.

On April 16, 2008, our Board of Directors approved a 1 for 5 forward stock split of our common stock. The record date for the stock split was April 26, 2008. Upon the completion of forward split, the Company has a total of 40,000,000 shares of common stock issued and outstanding.

NOTE 13 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following material transactions with GEPH for the nine months ended September 30, 2009 and 2008:

	For the nine months ended September 30,
	2009	2008

Sale of PET CSD bottles and materials	$11,730,595	$7,903,382

Purchase of PET CSD bottles and materials	7,041,812	3,191,263

GEPH is related to the Company because of the common ownership with the sole shareholder of the Company.

In our opinion, the above transactions were entered into by the Company in the normal course of business.

NOTE 14 – CONTINGENCIES AND COMMITMENTS

As of September 30, 2009, Nanjing Great East Packaging Co., Limited and Xian Great East Packaging Co., Limited, the subsidiaries of the Company, had arranged three non-cancelable operating leases with three third parties for their production plants.   The expected annual lease payments under these operating leases are as follows:

September 30, 2009
September 30,
2010	$43,133
2011	21,126
2012	21,126
2013	5,282

TOTAL	$90,667

NOTE 15 – RESTATEMENT

(a)	To reflect the contribution of Chief Executive Officer’s compensation for fiscal year 2008 to additional paid-in capital

The Company has restated its condensed consolidated statement of income and comprehensive income for the nine months ended September 30, 2008 to reflect the officer’s contribution of his compensation of $60,000 for the period from April to September of 2008 to additional paid-in capital.

	Three months ended September 30, 2008			Nine months ended September 30, 2008
	Originally reported	Restatement adjustments	Restated	Originally reported	Restatement adjustments	Restated

General and administrative expense	371,235	30,000	401,235	1,203,465	60,000	1,263,465
Income from continuing operations before provision for income taxes and minority interest	1,832,766	(30,000)	1,802,766	4,141,428	(60,000)	4,081,428
Net income	1,413,050	(30,000)	1,383,050	3,213,091	(60,000)	3,153,091
Comprehensive income	1,242,489	(30,000)	1,212,489	4,476,826	(60,000)	4,416,826

No per share amounts changed as a result of the restatement.

Additional paid-in capital as of September 30, 2008 has been restated from $9,795,277 to $9,885,277.

In the condensed consolidated statements of cash flows for the nine months ended September 30, 2008, we have restated the net income and added “Officer compensation contributed to additional paid in capital” of $60,000 under cash flows from operating activities.

In Footnote 11 – Tax, we have restated the tax reconciliation statement in order to reflect the changes in pre-tax income for the comparative period last year.

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

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operation- Three Months Ended September 30, 2009

	Three months ended September 30,		(Decrease)	(Decrease)
	2009	2008	Increase	% Increase
Revenue	$11,156,546	9,754,226	1,402,320	14
Cost of sales	8,492,218	7,335,468	1,156,750	16
Gross margin	2,664,328	2,418,758	245,570	10
General and administrative	636,427	401,235	235,192	59
Selling and distribution	10,862	16,736	-5,874	(35
Operating income	2,017,039	2,000,787	16,252	1
Other income	54,577	58,731	-4,154	-7
Interest Income	23,235	18,617	4,618	25
Bank interest	122,287	137,005	(14,718	(11
Other interest expense	86,383	138,364	-51,981	-38
Provision for income taxes	464,692	416,492	48,200	12
Income (loss) attributable to the non-controlling interest	6,328	3,224	3,104	96
Income from continuing operations	1,415,161	1,383,050	32,111	2

Revenues

Revenue represents sales of PET CSD bottles and PET CSD preforms.  Revenue recorded approximately $11.2 million in the three months ended September 30, 2009, compared to $9.75 million the same period last year. The slight increase in sales of PET CSD bottles was mainly due to the increase in demand of PET bottles in Nanjing and Hangzhou from Coca-Cola, our major customer.

Gross margin

Althought gross margin has increased $245,570, the gross profit margin dropped  to 23.9% of the revenues in the three months ended Sep 30, 2009 from 24.8% of revenues in the three months ended September 30, 2008.  The decrease in gross profit margin was due mainly to the increase in cost of sales. It increased 16% from the third quarter 2008 ,but the revenue has only increased 14% from the third quarter 2008.

Sales and Distribution
Sales and distribution expenses have decreased $5,874.  It dropped 35% from the third quarter 2008 due mainly to our cost control measures implementation in the year of 2009.

General and administrative

General and administrative expenses increased from $401,235 in the third quarter of 2008 to $636,427 for the same period 2009, representing an increase of 59%.  The increase was mainly due to an increase in legal and accounting fees in the 2009 period from the 2008 period.

Bank loan interest expenses

Bank interest decreased by $14,718 or 11% from the third quarter of 2008 for the same period 2009. The decrease was mainly due to the decrease of the average balance of notes payables.

Other interest expenses

Other interest decreased by $51,981 or 38% from the third quarter of 2008 for the same period 2009. The decrease was mainly due to the decrease of the average balance due to a related party.

 Net income attributable to the Company

Net income for the third quarter was $1,415,161 as compared to $1,383,050 in the same period 2008. The increase was mainly attributable to the increase in sales revenue and gross margin net of increase in expenses.

Results of Operation- Nine Months Ended September 30, 2009

The following table summarizes the result of our operation during the nine months ended September 30, 2009
	Nine months ended September 30,		(Decrease)	(Decrease)
	2009	2008	Increase	% Increase
Revenue	29,403,259	24,134,317	5,268,942	22
Cost of sales	23,170,613	18,311,915	4,858,698	27
Gross margin	6,232,646	5,822,402	410,244	7
General and administrative	1,933,268	1,263,465	669,803	53
Selling and distribution	32,864	38,011	-5,147	-14
Operating income	4,266,514	4,520,926	-254,412	-6
Other income	127,808	176,250	-48,442	-27
Interest Income	119,177	176,002	-56,825	-32
Bank loan interest	396,317	496,573	-100,256	-20
Other interest expense	200,791	295,177	-94,386	-32
Provision for income taxes	1,046,473	887,238	159,235	18
Income (loss) attributable to the non-controlling interest	12,558	11,005	1,553	14
Income from continuing operations	2,857,360	3,183,185	-325,825	-10

Revenues

Revenue represents sales of PET CSD bottles and PET CSD preforms. It has increased by $5,268,942 compared to 2008. The slight increase in sales of PET CSD bottles was mainly due to the increase in demand of PET bottles in Nanjing and Hangzhou from Coca-Cola, our major customer.

Gross margin

Gross margin has increased $410,244 during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008  . Despite the increase in gross margin, the gross profit margin dropped  to 21.2% of the revenues in the nine months ended September 30, 2009 from 24.1% of revenues in the nine months ended September 30, 2008.  The decrease in gross profit margin was due mainly to the increase in cost of sales which increased by $4,858,698, or 26.5%, between the two periods while revenue has only increased 21.8% from 2008.

Selling and distribution

Selling and distribution expenses have decreased $5,147 between the nine month periods ended September 30, 2009 and 2008 mainly due to our cost control measures implementation in the year of 2009.

General and administrative

General and administrative expenses increased from $1,263,465 in 2008 to $1,933,268 for the same period 2009, representing an increase of 53%.  The increase was mainly due to an increase in legal and accounting fees in the 2009 period from the 2008 period.

Bank loan interest expenses

Bank interest decreased by $100,256 or 20% from the third quarter of 2008 for the same period 2009. The decrease was mainly due to the decrease of the average balance of notes payables.

Other interest expenses

Other interest decreased by $94,386 or 32% from 2008 for the same period 2009.

Net income attributable to the Company

Net income for the nine months ended September 2009 was $2,857,360. For the same period in 2008, it was $3,183,185. The decrease is due to the increase in general and administrative expenses.

Liquidity and Capital Resources

Cash flow

Cash flow

	Nine months ended September 30,			(Decrease)	(Decrease)
	2009		2008	Increase	% Increase
Net cash provided from operating activities	4,601,709		2,928,203	1,673,506	57
Net cash (used in) investing activities	(1,877,472	) )	(5,218,181)	3,340,709	(64)
Net cash provided from/(used in) financing activities	(2,397,544)		2,155,796	(4,553,340)	(211)
Net increase/(decrease) in cash and cash equivalents	326,693		(134,182)	460,875	(343)

 Cash

Our cash balance at September 30, 2009 was $521,674, representing an increase of $228,045 or 78%, compared with our cash balance of $293,629 as at September 30, 2008.

Cash flow

Operating Activities

Net cash inflows from operating activities during the nine months ended September 30, 2009 amounted to $4,601,709, representing an increase in inflow of $1,673,506 compared with net cash inflows from operating activities of $2,928,203 in the same period of 2008. The increase in cash inflow was primarily due to increase in accounts payable and decrease in amount due from a related party during the period ended September 30, 2009.

Investing Activities

Net cash outflow from investing activities decreased from $5,218,181 for the nine months ended September 30, 2008 to $1,877,472 for the same period of 2009, representing a decrease of 64%. Net cash outflows from investing activities decreased as fewer acquisitions of new machines were incurred in 2009.

Financing Activities

Net cash flow used in financing activities was $2,397,544 for the nine months ended September 30 2009, representing a decrease of $4,553,340 over the net cash inflow of $2,155,796 recorded in the same period of 2008. The change was due to the decrease in our loan drawn down and increase in loan repayment and pledged deposits required by bank detailed in our financial statements for period ended September 30, 2009.

Our working capital increased by $2,408,357 to $2,928,614 at September 30, 2009 from $520,257 at December 31, 2008, primarily due to the increase in deposits, prepaid expenses and other receivables, and pledged deposits in 2009.

We currently generate our cash flow through production and sales of PET CSD bottles and PET CSD preforms in China. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of September 30, 2009, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Arrangements

 We do not have any off balance sheet arrangements

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

 Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the three months ended September 30, 2009 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 6.835 to 1.  There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Changes in internal controls

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.

Dated: November 20, 2009	/s/ Stetson Chung
Stetson Chung
Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.

Dated: November 20, 2009.	/s/ Michael Tam
Michael Tam
Chief Financial Officer