Form 10-K/A
period 2008-12-31
Great East Bottles & Drinks (China) Holdings, Inc
filed 2010-02-10
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents incorporated by reference: None

EXPLANATORY NOTE

We are filing this Amendment Number 1 on Form 10-K/A (“Amendment Number 1”) to amend our annual report on Form 10-K for the year ended December 31, 2008 (the “Original Report”) to (i) restate our Financial Statements for the year ended December 31, 2008, (ii) to amend Management’s Discussion and Analysis of Financial Condition and Results of Operation to reflect the restated Financial Statements for the year ended December 31, 2008, (iii) amend Item 9A(T) to clarify the changes to our internal control over financial reporting during that fiscal year, and (iv) amend Item 11 to account for executive compensation accrued and waived in a fiscal year but not paid until another.

This Amendment Number 1 continues to speak as of the date of the Original Report.  We have not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to the date of the Original Report.

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

Except as otherwise indicated by the context, references in this Form 10-K to “we”, “us”, “our”, “the Registrant”, “our Company” or “the Company” are to Great East Bottles & Drinks (China) Holdings, Inc., a Florida corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar”, “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

	Three months ended Dec 31,		(Decrease)/	(%Decrease) /
	2008	2007	Increase	% Increase
Revenue	$6,368,010	$4,133,828	$2,234,182	54.0%
Cost of sales	5,300,420	2,954,273	2,346,147	79.4%
Gross profit	1,067,590	1,179,555	(111,965)	(9.5%)
General & administrative	543,548	276,453	267,095	96.6%
Sales & marketing	82,775	15,667	67,108	428.3%
Income from operations	441,267	887,435	(446,168)	(50.3%)
Other income (expense)	(119,709)	199,754	(319,463)	(159.9%)
Provision for taxation	61,711	195,596	(133,885)	(68.4%)
Minority interests	1,007	7,226	(6,219)	(86.1%)
Discontinued operations	-	9,968	9,968	(100%)
Net income	258,840	874,399	(615,559)	(70.4%)

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

General and administrative

General and administrative expenses increased from $276,453 in the last quarter of 2007 to $543,548 for the same period 2008, representing a increase of $267,095 or 96.6%. The increase was mainly a result of increase in staff costs, including social insurance costs for staff.

Net income

Net income for the last quarter ended 2008 was $258,840 as compared to $874,399 in the same period 2007. The material decrease was mainly attributable to the increase in selling expenditures and staff costs during the period.

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

	Twelve months ended December 31,
	2008	2007	Increase	% Increase
Revenue	$30,502,327	$24,410,570	$6,091,757	24.96%
Cost of sales	23,612,335	18,950,517	4,661,818	24.60%
Gross profit	6,889,992	5,460,053	1,429,939	26.2%
General & administrative	1,807,013	1,430,781	376,232	27.0%
Sales & marketing	120,786	52,343	68,443	130.8%
Income from operations	4,962,193	3,976,929	985,264	24.8%
Other income (expense)	(559,207)	(180,257)	(378,950)	210.2%
Provision for taxation	948,949	783,283	165,666	21.2%
Minority interests	12,012	7,226	4,786	66.2%
Discontinued operations	30,094	9,968	20,126	201.9%
Net income	3,411,931	2,996,195	415,736	13.9%

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

General and administrative

General and administrative expenses increased from $1,430,781 in the twelve months of 2007 to $1,807,013 for the same period 2008, representing an increase of $376,232 or 27.0%. The increase was mainly due to significant increase in staff costs, including salary and insurance costs as a result of the implementation of the PRC Labor Contract Law commencing January 1, 2008.

Net income

Net income for the twelve months ended 2008 was $3,411,931 as compared to $2,996,195 in the same period 2007. The material increase was mainly attributable to the increase in sales and the improved in gross margin during the period.

Liquidity and Capital Resources

Cash

Our cash balance at December 31, 2008 was $69,958, representing a decrease of $51,616, compared with our cash balance of $121,574 as at December 31, 2007. The cash was mainly used to fund our operations.

Cash flow

Operating Activities

Net cash inflows from operating activities during the twelve months ended December 31, 2008 amounted to $4,860,761, representing a increase in inflow of $346,522 compared with net cash inflows from operating activities of $4,514,239 in the same period of 2007. The increase in cash inflow was mainly due to decrease in trade receivables and inventory as at December 31, 2008.

Investing Activities

Net cash outflow from investing activities increased from $1,482,236 for the twelve months ended 2007 to $7,625,282 for the same period of 2008, representing an increase of $6,143,046. The net cash outflows for both periods were mainly attributable to payments made for purchases of imported and domestic production equipments.

Financing Activities

Net cash inflow for financing activities was $1,615,098 for the twelve months of 2008, representing a increase of $5,703,734 over the net cash outflow of $ 4,088,636 recorded in the same period of 2007. The change was primarily due to the decrease in amount due to related party for the period ended December 31, 2008.

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

Item 9A.	(T) Controls and Procedures Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting,” we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

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

Remediation of Material Weakness in Internal Control

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

To remediate the material weakness surrounding this, we have performed, among others, the following actions:

•	additional training of our accounting personnel by our independent accountants of the proper format and compilation of data for US GAAP financial statements;

•
implementation of new software to facilitate the handling of all financial data as well as the accumulation of data in a format more user friendly to the preparation of US GAAP financial statements; and

•	additional coordination with our local accountants and auditors to strengthen our controls in an attempt to supplement the additional training of our employees.

The Company has begun to convene meetings among its top executives to address budgeting issues.  As a private company for over fourteen years, the budgeting process was never formalized.  We have recently begun to utilize an independent third party to assist in the preparation of formal budget forecasts

Changes in Internal Control over Financial Reporting

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

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company’s last two fiscal years to each of the following named executive officers (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Stetson Chung	2008	0(1)	0	0	0	0	0	0	0(1)
CEO, President,	2007	0	0	0	0	0	0	0	0
(Acting CFO)

Joseph Flad	2008	0	0	0	0	0	0	0	0
Former President and CFO	2007	0	0	0	0	0	0	12,000	12,000

(1)  Although no compensation was paid to our officers in 2008, in 2008 Stetson Chung accrued compensation in the amount of $90,000. Mr. Chung waived such compensation and it has been accounted for as paid in capital.

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

3.1	Amended and Restated Articles of Incorporation – filed as Exhibit 3 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-139008)
3.2	Amendment to Amended and Restated Articles of Incorporation – filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 16, 2008
3.3	By-Laws - filed as Exhibit 3 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-139008)
14.1	Code of Ethics – filed as Exhibit 14 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-139008)
21.1	List of Subsidiaries.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934
31.2	Certification of the Chief Financial Officer and Acting Principal Accounting Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934
32.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC

February 10, 2010	By:	/s/ Stetson Chung
		Name:	Stetson Chung
		Title:	Chief Executive Officer, President, Director and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 10, 2010	By:	/s/ Stetson Chung
		Name:	Stetson Chung
		Title:	Chief Executive Officer, President, Director and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	2008	2007
	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$69,958	$121,574
Pledged deposits	3,704,253	4,106,258
Accounts receivable, net	2,016,545	2,426,566
Inventories, net	1,555,782	1,998,961
Amount due from a related party, net	1,094,679	-
Prepaid expenses and other receivables	830,471	477,605
Total current assets	9,271,688	9,130,964

PROPERTY, PLANT & EQUIPMENT, NET	21,322,104	14,457,424

LAND USE RIGHT, NET OF AMORTIZATION	346,544	334,367
OTHER ASSETS	-	275

TOTAL ASSETS	$30,940,336	$23,923,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loans	$4,006,774	$5,346,561
Accounts payable	1,647,176	1,419,985
Notes payable	2,303,646	1,085,956
Accrued expenses and other payables	101,288	103,591
VAT payables	429,237	342,178
Income tax payables	263,310	379,444
Amount due to a related party, net	-	5,080
Total current liabilities	8,751,431	8,682,795

LONG-TERM BANK LOAN	3,334,646	1,576,543

TOTAL LIABILITIES	12,086,077	10,259,338

MINORITY INTERESTS	113,984	101,874

STOCKHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; $0.01 par value; 40,000,000 shares and 8,000,000 shares issued and outstanding on December 31, 2008 and 2007, respectively	400,000	80,000
Additional paid in capital	9,885,277	10,115,277
Capital reserves	2,410,701	2,124,040
Retained earnings/(accumulated deficits)	2,144,341	(976,888)
Other comprehensive income	3,899,956	2,219,389
TOTAL STOCKHOLDERS’ EQUITY	18,740,275	13,561,818

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,940,336	$23,923,030

See accompanying notes to consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2008 and 2007

	2008	2007
	(Restated)

REVENUE	$30,502,327	$24,410,570

COST OF SALES	23,612,335	18,950,517

GROSS MARGIN	6,889,992	5,460,053

EXPENSES
Selling and distribution	120,786	52,343
General and administrative	1,807,013	1,430,781

OPERATING INCOME	4,962,193	3,976,929

OTHER INCOME/(EXPENSE)
Other income	266,621	306,793
Interest income	269,011	300,624
Bank loan interest	(619,172)	(467,867)
Other interest expense	(475,667)	(319,807)
TOTAL OTHER INCOME (EXPENSE)	(559,207)	(180,257)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	4,402,986	3,796,672

PROVISION FOR INCOME TAXES	948,949	783,283

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	3, 454,037	3,013,389

MINORITY INTEREST	12,012	7,226

INCOME FROM CONTINUING OPERATIONS	$3,442,025	$3,006,163

DISCONTINUED OPERATIONS
Revenue	1,311	127,271
General and administrative expenses	(31,405)	(137,239)

LOSS FROM DISCONTINUED OPERATIONS	(30,094)	(9,968)

NET INCOME	3,411,931	2,996,195

OTHER COMPREHENSIVE INCOME
Gain on foreign exchange translation	1,680,567	1,324,933

COMPREHENSIVE INCOME	$5,092,498	$4,321,128

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	$40,000,000	$40,000,000

EARNINGS PER SHARE, BASIC AND DILUTED	0.085	0.075

See accompanying notes to consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2008 and 2007

	Common stock
	Number of shares	Amount	Additional paid in capital	Capital reserves	Retained earnings/ (accumulated deficits)	Other comprehensive income	Total equity
			(Restated)		(Restated)

Balance at January 1, 2007	8,000,000	$80,000	$7,562,483	$1,923,865	$(3,769,401)	$894,456	$6,691,403

Net income for the year	-	-	-	-	2,996,195	-	2,996,195

Capital contribution during the year	-	-	2,552,794	-	-	-	2,552,794

Utilization during the year	-	-	-	(3,507)	-	-	(3,507)

Transfer from accumulated deficits to capital reserves	-	-	-	203,682	(203,682)	-	-

Foreign currency translation adjustments	-	-	-	-	-	1,324,933	1,324,933

Balance at December 31, 2007 and January 1, 2008	8,000,000	$80,000	$10,115,277	$2,124,040	$(976,888)	$2,219,389	$13,561,818

1 for 5 forward split	32,000,000	320,000	(320,000)	-	-	-	-

Non-cash capital contribution by an officer	-	-	90,000	-	-	-	90,000

Net income for the year	-	-	-	-	3,411,931	-	3,411,931

Utilization during the year	-	-	-	(4,041)	-	-	(4,041)

Transfer from retained earnings to capital reserves	-	-	-	290,702	(290,702)	-	-

Foreign currency translation adjustments	-	-	-	-	-	1,680,567	1,680,567

Balance at December 31, 2008	40,000,000	$400,000	$9,885,277	$2,410,701	$2,144,341	$3,899,956	$18,740,275

See accompanying notes to consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007
	(Restated)

Cash flow from operating activities
Net income	$3,411,931	$2,996,195
Adjustments for:
Depreciation	1,735,831	2,019,790
Amortization of land use rights	9,244	8,410
Allowance for doubtful accounts	-	55,082
Provision for slow moving inventories	93,768	-
Officer compensation contributed to additional paid-in capital	90,000	-
Other non cash income	-	(23,922)
Minority interests	12,012	7,226
Changes in assets and liabilities:
Decrease/(increase) in trade receivables	410,021	(454,379)
Decrease/(increase) in inventory	349,411	(29,423)
Increase in amount due from a related party	(1,094,679)	-
Increase in deposits, prepayments and other receivables	(352,866)	(118,074)
Decrease/(increase) in other assets	275	(275)
Increase/(decrease) in trade payables	227,191	(167,948)
Increase in VAT payables	87,059	124,485
(Decrease)/increase in income tax payables	(116,134)	210,678
Decrease in other payables and accruals	(2,303)	(113,606)

Net cash inflow from operating activities	4,860,761	4,514,239

Investing activities
Purchase of plant and equipment	(7,625,282)	(1,482,236)

Net cash outflow from investing activities	(7,625,282)	(1,482,236)

Financing activities
Proceeds from bank loans	5,876,497	6,920,913
Repayment of bank loans	(5,871,973)	(6,900,231)
Decrease in pledged deposits	402,005	1,337,769
Increase/(decrease) in notes payable	1,217,690	(142,029)
Decrease in amount due to a related party	(5,080)	(5,301,551)
Decrease in capital reserves	(4,041)	(3,507)

Net cash inflow/(outflow) from financing activities	1,615,098	(4,088,636)

Net decrease in cash and cash equivalents	(1,149,423)	(1,056,633)

Effect of foreign exchange rate changes	1,097,807	529,397

Cash and cash equivalents at beginning of year	121,574	648,810

Cash and cash equivalents at end of year	$69,958	$121,574

Analysis of cash and cash equivalents:
Cash and cash equivalents	$69,958	$121,574

Cash paid for interest	$1,094,839	$787,674

Cash paid for income taxes	$1,065,083	$572,605

Major non-cash transaction:
Officer compensation contributed to additional paid-in capital	90,000	-
Gain on disposal of a subsidiary	-	(23,922)
	90,000	(23,922)

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

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company has recorded an allowance for doubtful accounts of $55,082 at December 31, 2007. The allowance was charged off against gross receivable during the year ended December 31, 2008 as the amount is determined to be uncollectible. There were no additional bad debts incurred for accounts receivables during the year ended December 31, 2008.

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

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

a)	Persuasive evidence of an arrangement exists,
b)	Delivery has occurred,
c)	The seller’s price to the buyer is fixed or determinable, and
d)	Collectability is reasonably assured.

(l)	Earnings Per Share

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

(q)	Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

(r)	Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS 141®, “Business Combinations”, which replaces SFAS 141, “Business Combinations”. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes that there would be no material impact on our financial statements upon adoption of this standard.

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

NOTE 5 – PLEDGED DEPOSITS

Amount represents restricted cash pledged as deposits for bankers’ notes facilities (Notes payable – see Footnote 13). As of December 31, 2008 and 2007, pledged deposits are summarized as follows:

	As of December 31,
	2008	2007

China Construction Bank	$2,172,967	$2,055,385
Bank of China	1,458,367	1,365,745
Industrial and Commercial Bank of China	72,919	-
Guangdong Development Bank	-	685,128

Total	$3,704,253	$4,106,258

NOTE 6 – ACCOUNTS RECEIVABLE, NET

	As of December 31,
	2008	2007

Accounts receivable	$2,016,545	$2,481,648
Less: Allowance for doubtful accounts	-	(55,082)

Accounts receivable, net	$2,016,545	$2,426,566

Allowance for doubtful accounts for the years ended December 31, 2007 was $55,082.  The allowance was charged off against gross receivable during the year ended December 31, 2008 as the amount is determined to be uncollectible.

NOTE 7 – INVENTORIES, NET

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

NOTE 8 – AMOUNT DUE FROM/(TO) A RELATED PARTY, NET

Amount due from/(to) a related party as of December 31, 2008 and 2007 are summarized as follows:

	As of December 31,
	2008	2007

Receivable from Great East Packaging Holdings Limited (“GEPH”)	$6,199,539	$7,121,480
Notes payable to GEPH	(5,104,860)	(7,126,560)

Net	$1,094,679	$(5,080)

GEPH is considered as a related party because of the common ownership with the sole shareholder of the Company. The net amount due from GEPH bears a 9% interest per annum, calculating on an accrual basis using the effective interest method by applying the rates to the net carrying amount of the assets.  Interest income accrued for the years ended December 31, 2008 and 2007 were $108,277 and nil, respectively.

NOTE 9 – PREPAID EXPENSES AND OTHER RECEIVABLES

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

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT, NET

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

NOTE 11 – LAND USE RIGHTS

Land use rights as of December 31, 2008 and 2007 are summarized as follows:

	As of December 31,
	2008	2007
At cost:
Land use rights	$466,203	$438,036

Less: Accumulated amortization	(119,659)	(103,669)

Total	$346,544	$334,367

NOTE 12 – ACCRUED EXPENSES AND OTHER PAYABLES

	As of December 31,
	2008	2007

Accrued expenses	36,861	16,213
Other payables	$64,427	$87,378

Total	$101,288	$103,591

Other payables consist of amounts owed by the Company to various entities that are incurred by the Company outside of the normal course of business operations.  These liabilities and accrued expenses are non interest bearing and are payable within a year.

NOTE 13 –NOTES PAYABLE

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

As of the balance sheet dates, the Company’s notes payable were summarized as follows:

	Maturity date	2008	2007

China Construction Bank	January 2009	$247,922	$-
China Construction Bank	February 2009	408,343	-
China Construction Bank	March 2009	218,755	-
China Construction Bank	February 2008	-	166,856
Bank of China	February 2009	291,674	-
Bank of China	May 2009	262,506	-
Bank of China	February 2008	-	890,667
DBS Bank (Hong Kong) Limited	January 2009	820,304	-
DBS Bank (Hong Kong) Limited	April 2009	54,142	-
DBS Bank (Hong Kong) Limited	March 2008	-	28,433
Total		$2,303,646	$1,085,956

As of the balance sheet dates, all the notes of the Company are repayable within one year.

NOTE 14 – BANK LOANS

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

Bank loans of the Company as of December 31, 2008 and 2007 were summarized as follows:

	Interest rate		Bank loans balance
	As of December 31,		As of December 31,
Name of banks	2008	2007	2008	2007

Hang Seng Bank	7.750%	-	2,338,544	-
China Construction Bank	7.470%	6.757%	$875,020	$2,740,513
Industrial and Commercial Bank of China	7.920% to 8.217%	8.019%	1,283,363	1,205,826
Bank of Communications	7.330%	5.115%	1,166,694	1,096,205
DBS Bank (Hong Kong) Limited	9.180%	7.320%	1,677,799	1,878,369
Others				2,191
			7,341,420	6,923,104

Less:
Repayable after one year but within two years			(740,304)	(347,754)
Repayable after two years but within five years			(2,056,504)	(1,228,789)
Repayable after five years			(537,838)	-

Current portion			$4,006,774	$5,346,561

The maturity dates for the above bank loans are summarized as follows:

Name of banks	Drawn down currency	Due date	Bank loans balance
			As of December 31,
			2008	2007

Hang Seng Bank	HKD	February 2015	1,163,054	-
Hang Seng Bank	HKD	March 2015	1,175,490	-
China Construction Bank	RMB	April 2009	875,020	-
China Construction Bank	RMB	March 2008	-	685,128
China Construction Bank	RMB	April 2008	-	685,128
China Construction Bank	RMB	June 2008	-	1,370,257
Industrial and Commercial Bank of China	RMB	September 2009	845,853	-
Industrial and Commercial Bank of China	RMB	September 2009	437,510	-
Industrial and Commercial Bank of China	RMB	September 2008	-	1,205,826
Bank of Communications	RMB	June 2009	1,166,694	-
Bank of Communications	RMB	June 2008	-	1,096,205
DBS Bank (Hong Kong) Limited	RMB	November 2012	1,677,799	1,878,369
Others			-	2,191

			$7,341,420	$6,923,104

All bank loans were secured and guaranteed by the following:

Secured by:	Building and land use rights of the Company
Building and land use rights of Nanjing Crystal Pines Beverages & Packaging Co. Ltd., a related party

Guaranteed by:	Directors
Mr. Guy Chung
Mr. Stetson Chung
Related companies
Shanghai Great East Packaging Co. Ltd.
Shenyang Great East Packaging Co. Ltd.
Great East Packaging Holdings Ltd.
Janwise Limited
Great East Packaging (Hong Kong) Limited

Interest expenses for the bank loan for the years ended December 31, 2008 and 2007 were $619,172 and $467,867, respectively.

NOTE 15 – INCOME TAX AND DEFERRED TAX LIABILITIES

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

	For the year ended December 31,
	2008		2007
	Amount	%	Amount	%

Net income before provision for income taxes	$4,402,986		$3,796,672

Tax at the applicable rate	1,100,747	25.0	1,023,691	27.0
Tax effect of tax exemption	-	-	(55,843)	(1.5)
Tax loss utilized from previous periods	(67,041)	(1.5)	-	-
Underprovision in prior year	28,309	0.6	-	-
Tax effect of income not subject to tax	(113,066)	(2.5)	(184,565)	(4.9)

TOTAL	$948,949	21.6	$783,283	20.6

The provisions for income taxes for each of the two years ended December 31 are summarized as follows:

	2008	2007

Current	$920,640	$783,283
Underprovision in prior year	28,309	-
	948,949	783,283
Deferred	-	-

TOTAL	$948,949	$783,283

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

NOTE 16 – COMMON STOCK

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

NOTE 17 – ADDITIONAL PAID-IN CAPITAL

In 2007, GEPH converted certain advances to the Company of $2,552,794 in aggregate to additional paid-in capital.

In 2008, the Chief Executive Officer of the Company contributed his compensation for the year of $90,000 to the Company’s additional paid-in capital.

NOTE 18 – CAPITAL RESERVES
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

NOTE 19 – OTHER INCOME

Other income for the years ended December 31, 2008 and 2007 are summarized as follows:

	For the year ended December 31,
	2008	2007

Sale of scrapped materials	$180,858	$236,746
Others	85,763	70,047

TOTAL	$266,621	$306,793

NOTE 20 – INTEREST INCOME

Interest income for the years ended December 31, 2008 and 2007 are summarized as follows:

	For the year ended December 31,
	2008	2007

Bank interest income	$160,734	$300,624
Interest income from a related party	108,277	-

TOTAL	$269,011	$300,624

The Company levied interest on amount due from GEPH, a related company, at a rate of 9% per annum, calculating on an accrual basis using the effective interest method by applying the rates to the net carrying amount of the receivable.

NOTE 21 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following material transactions with GEPH for the years ended December 31, 2008 and 2007:

	2008	2007

Sale of PET CSD bottles and materials	$11,528,164	$9,077,259

Purchase of PET CSD bottles and materials
- Included in cost of sales	6,857,640	4,260,538
- Included in inventories	436,949	867,579
Total	$7,294,589	$5,128,117

In our opinion, the above transactions were entered into by the Company in the normal course of business.

NOTE 22 – CONTINGENCIES AND COMMITMENTS

As of December 31, 2008 and 2007, Nanjing Great East Packaging Co., Limited and Xian Great East Packaging Co., Limited, the subsidiaries of the Company, had arranged three non-cancelable operating leases with three third parties for their production plants.   The expected annual lease payments under these operating leases are as follows:

	As of December 31,
	2008	2007
For the year ended December 31,
2008	$-	$153,846
2009	107,570	68,132
2010	20,820	68,132
2011	20,820	28,388
2012	20,820	-

TOTAL	$170,030	$318,498

NOTE 23 – RESTATEMENT

(a)	To reflect the contribution of Chief Executive Officer’s compensation of $90,000 for fiscal 2008 to additional paid-in capital

The Company has restated the consolidated financial statements for the year ended December 31, 2008 to reflect the contribution of Chief Executive Officer’s compensation of $90,000 for fiscal 2008 to additional paid-in capital.  The Company’s net income and comprehensive income for the year then ended have been decreased by $90,000, respectively, and additional paid-in capital as of December 31, 2008 has been increased by the same amount.

The impacts of such restatement on the Company’s financial statements for the year ended December 31, 2008 is summarized as follows:

	Originally reported	Restatement adjustments	Restated

General and administrative expense	$1,717,013	$90,000	$1,807,013
Income from continuing operations before provision for income taxes and minority interest	4,492,986	(90,000)	4,402,986
Net income	3,501,931	(90,000)	3,411,931
Comprehensive income	5,182,498	(90,000)	5,092,498
Additional paid-in capital	9,795,277	90,000	9,885,277
Retained earnings	2,234,341	(90,000)	2,144,341

In the consolidated statements of cash flows for the year ended December 31, 2008, we have restated the net income and added “Officer compensation contributed to additional paid in capital” of $90,000 under cash flow from operating activities.

We have also restated the tax reconciliation statement as shown in Notes to Income Tax and Deferred Tax Liabilities (Footnote 15) in order to reflect the changes in pre-tax income.

(b)	To show the activity of the notes payable in financing activities.

The Company has restated the consolidated statements of cash flows to show the activity of the notes payable in financing activities.  Net cash flows from operating activities has been decreased by $1,217,690, and net cash flows from financing activities has been increased by $1,217,690.

	Originally reported	Restatement adjustments	Restated
For the year ended December 31, 2008
Cash flow from operating activities:
Increase in notes payable	$1,217,690	$(1,217,690)	$-
Net cash inflow from operating activities	6,078,451	(1,217,690)	4,860,761
Cash flow from financing activities:
Increase in notes payable	-	1,217,690	1,217,690
Net cash inflow from financing activities	$397,408	$1,217,690	$1,615,098

(c)	Other restatements

We have restated the earnings per share amount for the year ended December 31, 2008 from $0.13 to $0.08. This restatement represents the use of net income instead of comprehensive income in the calculation of earnings per share amount.

We have added the following footnotes to provide further explanation and additional detail for amounts reported in the financial statements:
(i)	Footnote 5 – Pledged deposits
(ii)	Footnote 13 – Notes payable
(iii)	Footnote 17 – Additional paid-in capital
(iv)	Footnote 19 – Other income
(v)	Footnote 20 – Interest income

We have also amended the presentation of the following footnotes to clarify amounts reported in the financial statements:
(i)	Footnote 8 – Amount due from/(to) a related party, net
(ii)	Footnote 21 – Related party transactions.