Form 10-Q/A
period 2009-03-31
Great East Bottles & Drinks (China) Holdings, Inc
filed 2010-02-10
CIK 1382112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of December 30, 2009, the issuer had 40,000,000 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as at March 31, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months Ended March 31, 2008 and 2009 (Unaudited)	4

	Condensed Consolidated Statements Of Cash Flows for the Nine Months Ended March 31, 2008 and 2009 (Unaudited)	5

	Notes To Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	[13]

Item 3.	Quantitative And Qualitative Disclosures About Market Risk	[17]

Item 4.	Controls And Procedures	[17]

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	[18]

Item 1A.	Risk Factors	[18]

Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	[18]

Item 3	Defaults Upon Senior Securities	[18]

Item 4	Submission Of Matters To A Vote Of Security Holders	[18]

Item 5	Other Information	[18]

Item 6	Exhibits.	[18]

SIGNATURES		[19]

PART I – FINANCIAL INFORMATION

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited and restated)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$222,650	$69,958
Pledged deposits	5,603,248	3,704,253
Accounts receivable, net	2,740,657	2,016,545
Inventories, net	1,778,854	1,555,782
Amount due from a related party	-	1,094,679
Prepaid expenses and other receivables	728,153	830,471
Total current assets	11,073,562	9,271,688

PROPERTY, PLANT & EQUIPMENT, NET	22,233,878	21,322,104

LAND USE RIGHT, NET OF AMORTIZATION	345,304	346,544

TOTAL ASSETS	$33,652,744	$30,940,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loans	$4,034,159	$4,006,774
Accounts payable	2,764,438	1,647,176
Notes payables	1,155,761	2,303,646
Accrued expenses and other payables	796,993	101,288
VAT payables	204,098	429,237
Income tax payables	552,541	263,310
Amount due to a related party	1,543,744	-
Total current liabilities	11,051,734	8,751,431

LONG-TERM BANK LOAN	3,163,532	3,334,646

TOTAL LIABILITIES	14,215,266	12,086,077

STOCKHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; $0.01 par value; 40,000,000 shares issued and outstanding	400,000	400,000
Additional paid-in capital	9,885,277	9,885,277
Capital reserves	2,408,045	2,410,701
Retained earnings	2,596,800	2,144,341
Accumulated other comprehensive income	4,033,128	3,899,956
TOTAL COMPANY STOCKHOLDERS’ EQUITY	19,323,250	18,740,275

NONCONTROLLING INTEREST	114,228	113,984
TOTAL EQUITY	19,437,478	18,854,259

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,652,744	$30,940,336

See accompanying notes to condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended March 31,
	2009	2008

REVENUE	$9,292,691	$5,737,843

COST OF SALES	7,773,428	4,386,109

GROSS MARGIN	1,519,263	1,351,734

EXPENSES
Selling and distribution	10,423	10,057
General and administrative	635,141	412,737

OPERATING INCOME	873,699	928,940

OTHER INCOME/(EXPENSES)
Other income	24,868	62,986
Interest income	12,854	25,984
Bank loan interest	(156,522)	(171,170)
Other interest expense	(63,287)	(56,225)
OTHER EXPENSES, NET	(182,087)	(138,425)

INCOME BEFORE PROVISION FOR INCOME TAXES	691,612	790,515

PROVISION FOR INCOME TAXES	239,442	156,297

NET INCOME	$452,170	$634,218

NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(289)	7,666

NET INCOME ATTRIBUTABLE TO THE COMPANY	$452,459	$626,552

OTHER COMPREHENSIVE INCOME
Gain on foreign exchange translation	133,172	829,480

COMPREHENSIVE INCOME	$585,631	$1,456,032

NET INCOME PER SHARE, BASIC AND DILUTED	40,000,000	40,000,000

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	$0.011	$0.016

See accompanying notes to condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2009	2008

Cash flow from operating activities
Net income	$452,459	$626,552
Adjustments for:
Depreciation	505,740	408,473
Amortization of land use rights	2,339	2,231
Noncontrolling interests	(289)	7,666

Changes in operating assets and liabilities:

(Increase)/decrease in accounts receivable	(724,112)	366,657
Increase in inventory	(223,072)	(268,825)
Decrease/(increase) in amount due from a related party	1,094,679	(3,939,094)
Decrease in prepaid expenses and other receivables	102,318	17,828
Increase/(decrease) in accounts payable	1,117,262	(361,746)
Decrease in VAT payables	(225,139)	(189,263)
Increase in income tax payables	289,231	92,231
Increase in accrued expenses and other payables	695,705	145,295

Net cash provided from/(used in) operating activities	3,087,121	(3,091,995)

Investing activities
Purchase of plant and equipment	(1,350,015)	(86,181)

Net cash used in investing activities	(1,350,015)	(86,181)

Financing activities
Proceeds from bank loans	-	8,963,942
Repayment of bank loans	(170,519)	(6,923,104)
(Increase)/decrease in pledged deposits	(1,898,995)	1,224,787
Decrease in notes payable	(1,147,885)	(359,970)
Decrease in amount due to a related party	1,543,744	-
Decrease in capital reserves	(2,656)	(1,871)

Net cash (used in)/provided from financing activities	(1,676,311)	2,903,784

Net increase/(decrease) in cash and cash equivalents	60,795	(274,392)

Effect of foreign exchange rate changes	91,897	273,924

Cash and cash equivalents at beginning of period	69,958	121,574

Cash and cash equivalents at end of year	$222,650	$121,106

Analysis of cash and cash equivalents
Cash and cash equivalents	$222,650	$121,106

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$219,809	$227,395

Tax (refunded)/paid by cash	$(49,789)	$64,066

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2009, the results of its operations and cash flows for the three months ended March 31, 2009 and 2008.

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

As of March 31, 2008, the Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other deposits and prepayments, accounts payable, short-term bank loans, other payables and accruals, taxes payable, and amount due to a related party.  The estimated fair values of the financial instruments as of the balance sheet date were not materially different from their carrying values as presented, due to the short maturities of these instruments and the fact that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profiles at respective period/year ends.

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

NOTE 5 – PLEDGED DEPOSITS

Amount represents restricted cash pledged as deposits for bankers’ notes facilities. As of the balance sheet dates, pledged deposits are summarized as follows:

	As of March 31,	As of December 31,
	2009	2008

China Construction Bank	$3,507,827	$2,172,967
Bank of China	2,095,421	1,458,367
Industrial and Commercial Bank of China	-	72,919

Total	$5,603,248	$3,704,253

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

NOTE 7 – AMOUNT DUE TO A RELATED PARTY

Due to a related company consists of advances from Great East Packaging Holdings Limited (“GEPH”) to the Company. GEPH is related to the Company because of the common ownership with the sole shareholder of the Company.

NOTE 8 – BANK LOANS

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

Bank loans of the Company as of March 31, 2009 and December 31, 2008 were summarized as follows:

	Interest rate		Bank loans balance
Name of banks	As of March 31, 2009	As of December 31, 2008	As of March 31, 2009	As of December 31, 2008

Hang Seng Bank	7.750%	7.750%	$2,273,221	$2,338,544
China Construction Bank	7.470%	7.470%	877,793	875,020
Industrial and Commercial Bank of China	7.920% to 8.217%	7.920% to 8.217%	1,287,431	1,283,363
Bank of Communications	6.831%	7.330%	1,170,391	1,166,694
DBS Bank (Hong Kong) Limited	9.180%	9.180%	1,588,855	1,677,799

			7,197,691	7,341,420

Less:
Repayable after one year but within two years			(758,484)	(740,304)
Repayable after two years but within five years			(1,972,790)	(2,056,504)
Repayable after five year			(432,258)	(537,838)

Current portion			$4,034,159	$4,006,774

The maturity dates for the above bank loans are summarized as follows:

Name of banks	Drawn down currency	Due date	Bank loans balance
			As of March 31, 2009	As of December 31, 2008

Hang Seng Bank	HKD	Feb 2015	1,130,251	1,163,054
Hang Seng Bank	HKD	Mar 2015	1,142,970	1,175,490
China Construction Bank	RMB	April 2009	877,793	875,020
Industrial and Commercial Bank of China	RMB	Sept 2009	848,534	845,853
Industrial and Commercial Bank of China	RMB	Sept 2009	438,897	437,510
Bank of Communications	RMB	June 2009	1,170,391	1,166,694
DBS Bank (Hong Kong) Limited	RMB	Nov 2012	1,588,855	1,677,799

			$7,197,691	$7,341,420

All bank loans were secured and guaranteed by the following:

Secured by:	Building and land use rights of the Company
Building and land use rights of Nanjing Crystal Pines Beverages & Packaging Co. Ltd., a related party

Guaranteed by:	Directors
Mr. Guy Chung
Mr. Stetson Chung
Related companies
Shanghai Great East Packaging Co. Ltd.
Shenyang Great East Packaging Co. Ltd.
Great East Packaging Holdings Ltd.
Janwise Limited
Great East Packaging (Hong Kong) Limited

Bank loan interest expenses for the three months ended March 31, 2009 and 2008 were $156,522 and $171,170, respectively.

NOTE 9 – TAX

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

NOTE 10 – COMMON STOCK AND EARNINGS PER SHARE

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

The retroactive effect of the forward split on earnings per share for the three months ended March 31, 2008 is analyzed as follows:

	Weighted average number of shares as of March 31, 2008	Earnings per share for the three months ended March 31, 2008

As previously reported	8,000,000	$0.078
1 for 5 forward split	32,000,000	(0.062)

After 1 for 5 forward split	40,000,000	$0.016

NOTE 11 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following material transactions with GEPH for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,
	2009	2008

Sale of PET CSD bottles and materials	$4,913,504	$1,611,956

Purchase of PET CSD bottles and materials	3,610,409	1,385,720

GEPH is related to the Company because of the common ownership with the sole shareholder of the Company. Mr. Guy A-Tsan Chung owned 74.25% of the Company and was a minority shareholder in GEPH as at March 31, 2009.

In our opinion, the above transactions were entered into by the Company in the normal course of business.

NOTE 12 – CONTINGENCIES AND COMMITMENTS

As of March 31, 2009, Nanjing Great East Packaging Co., Limited and Xian Great East Packaging Co., Limited, the subsidiaries of the Company, had arranged three non-cancelable operating leases with three third parties for their production plants.   The expected annual lease payments under these operating leases are as follows:

March 31, 2009
For the three months ended March 31,
2010	$86,909
2011	21,069
2012	21,069
2013	15,802

TOTAL	$144,849

NOTE 13 – RESTATEMENT

(a)	To reflect the contribution of Chief Executive Officer’s compensation for fiscal 2008 to additional paid-in capital

The Company has restated its condensed consolidated balance sheet to reflect the officer’s contribution of his compensation of $90,000 for the period from April to December of 2008 to additional paid-in capital.  Retained earnings as of March 31, 2009 has been decreased by $90,000 and additional paid-in capital as of March 31, 2009 has been increased by the same amount.  The comparative amounts of the condensed consolidated statements of income and comprehensive income and the condensed consolidated statements of cash flows are not affected.

	Originally reported	Restatement adjustments	Restated

Additional paid-in capital	9,795,277	90,000	9,885,277
Retained earnings	2,686,800	(90,000)	2,596,800

(b)	To show the activity of the notes payable in financing activities.

The Company has restated the condensed consolidated statements of cash flows to show the activity of the notes payable in financing activities.  Net cash flows from operating activities has been increased by $1,147,885 and net cash flows from financing activities has been decreased by $1,147,885.

	Originally reported	Restatement adjustments	Restated
For the three months ended March 31, 2009
Cash flow from operating activities:
Decrease in notes payable	$(1,147,885)	$1,147,885	$-
Net cash provided from operating activities	1,939,236	1,147,885	3,087,121
Cash flow from financing activities:
Decrease in notes payable	-	(1,147,885)	(1,147,885)
Net cash used in financing activities	$(528,426)	$(1,147,885)	$(1,676,311)

(c)	Other restatements

We have amended the presentation of Footnote 10 – Common Stock and Earnings per Share to show the retroactive effect of the forward split on earnings per share for the three months ended March 31, 2008.

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

Except as otherwise indicated by the context, references in this Form 10-Q/A to “ “we”, “us”, “our”, “the Registrant”, “our Company” or “the Company” are to Great East Bottles and Drinks (China) Holdings, Inc., a Florida corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

	Three months ended March 31,		(Decrease)/	(Decrease)/
	2009	2008	Increase	% Increase
Revenue	$9,292,691	$5,737,843	$3,554,848	61.9%
Cost of sales	7,773,428	4,386,109	3,387,319	77.2%
Gross margin	1,519,263	1,351,734	167,529	12.4%
General and administrative	635,141	412,737	222,404	53.9%
Sales and distribution	10,423	10,057	366	3.6%
Operating income	873,699	928,940	(55,241)	(5.9	) %
Other income	24,868	62,986	(38,118)	(60.5	) %
Bank interest	(143,668)	(145,186)	(1,518)	(1.05	) %
Other interest expense	(63,287)	(56,225)	7,062	12.5%
Provision for income taxes	239,442	156,297	83,145	53.2%
Net income (loss) attributable to the noncontrolling interest	(289)	7,666	(7,955)	(103.7	) %
Net income attributable to the Company	452,459	626,552	(174,093)	(27.8	) %

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

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.

Dated: February 10, 2010	/s/ Stetson Chung
Stetson Chung
Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.

Dated: February 10, 2010	/s/ Danny Poon
Danny Poon
Chief Financial Officer