Form 10-Q/A
period 2009-09-30
Great East Bottles & Drinks (China) Holdings, Inc
filed 2010-02-10
CIK 1382112

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

As of November 20, 2009, the issuer had 40,000,000 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as at September 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2008 and 2009 (Unaudited)	4

	Condensed Consolidated Statements Of Cash Flows for the Nine Months Ended September 30, 2008 and 2009 (Unaudited)	5

	Notes To Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	16

Item 3.	Quantitative And Qualitative Disclosures About Market Risk	22

Item 4.	Controls And Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission Of Matters To A Vote Of Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits.	24

SIGNATURES		24

PART I – FINANCIAL INFORMATION

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$521,674	$69,958
Pledged deposits	4,966,191	3,704,253
Accounts receivable, net	4,117,192	2,016,545
Inventories, net	1,634,902	1,555,782
Amount due from a related party	-	1,094,679
Prepaid expenses and other receivables	1,970,094	830,471
Total current assets	13,210,053	9,271,688

PROPERTY, PLANT & EQUIPMENT, NET	21,751,515	21,322,104

LAND USE RIGHT, NET OF AMORTIZATION	341,588	346,544

TOTAL ASSETS	$35,303,156	$30,940,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loans	$3,663,394	$4,006,774
Accounts payable	3,204,043	1,647,176
Notes payables	1,641,509	2,303,646
Amount due to a related party	162,775	-
Accrued expenses and other payables	587,524	101,288
VAT payables	499,995	429,237
Income tax payables	522,199	263,310
Total current liabilities	10,281,439	8,751,431

LONG-TERM BANK LOAN	2,787,735	3,334,646

TOTAL LIABILITIES	13,069,174	12,086,077

STOCKHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; $0.01 par value; 40,000,000 shares issued and outstanding	400,000	400,000
Additional paid in capital	9,885,277	9,885,277
Capital reserves	2,410,701	2,410,701
Retained earnings	5,001,701	2,144,341
Accumulated other comprehensive income	4,409,228	3,899,956
TOTAL COMPANY STOCKHOLDERS’ EQUITY	22,106,907	18,740,275

NONCONTROLLING INTEREST	127,075	113,984
TOTAL EQUITY	22,233,982	18,854,259

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,303,156	$30,940,336

See accompanying notes to condensed consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)

REVENUE	$11,156,546	$9,754,226	$29,403,259	$24,134,317

COST OF SALES	8,492,218	7,335,468	23,170,613	18,311,915

GROSS MARGIN	2,664,328	2,418,758	6,232,646	5,822,402

EXPENSES
Selling and distribution	10,862	16,736	32,864	38,011
General and administrative	636,427	401,235	1,933,268	1,263,465

OPERATING INCOME	647,289	417,971	1,966,132	1,301,476

INCOME FROM CONTINUING OPEARTIONS	2,017,039	2,000,787	4,266,514	4,520,926

OTHER INCOME/(EXPENSES)
Other income	54,577	58,731	127,808	176,250
Interest income	23,235	18,617	119,177	176,002
Bank loan interest	-122,287	-137,005	-396,317	-496,573
Other interest expense	-86,383	-138,364	-200,791	-295,177
OTHER EXPENSES, NET	-130,858	-198,021	-350,123	-439,498

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	1,886,181	1,802,766	3,916,391	4,081,428

PROVISION FOR INCOME TAXES	464,692	416,492	1,046,473	887,238

INCOME FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTEREST	$1,421,489	$1,386,274	$2,869,918	$3,194,190

NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	6,328	3,224	12,558	11,005

NET INCOME FROM CONTINUING OPERATIONS	$1,415,161	$1,383,050	$2,857,360	$3,183,185

DISCONTINUED OPERATIONS
Income from discontinued operations	-	-	-	1,311
Loss on disposal of a subsidiary	-	-	-	-31,405
LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-30,094

NET INCOME	1,415,161	1,383,050	2,857,360	3,153,091

OTHER COMPREHENSIVE INCOME
Gain/(loss) on foreign exchange translation	342,515	-170,561	509,272	1,263,735

COMPREHENSIVE INCOME	$1,757,676	$1,212,489	$3,366,632	$4,416,826

NET INCOME PER SHARE, BASIC AND DILUTED	$0.04	$0.03	$0.07	$0.08

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	40,000,000	40,000,000	40,000,000	40,000,000

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

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great East Bottles & Drinks (China) Holdings, Inc. and subsidiaries (the “Company”) are a group of manufacturers producing beverage bottles which mainly is made of PET, a type of plastic with desirable characteristics for packaging including a clear and wide range of colors and shapes, toughness and good resistance to heat, moisture and dilute acid. The Company manufactures and sells beverage bottles in the People’s Republic of China (“PRC” or “China”) for bottling of Carbonated Soft Drinks (“CSD”) for world brands, and these beverage bottles are referred to as PET CSD bottles.

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

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers and when all of the following criteria are met:

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

The Company’s majority shareholder, Mr. Guy A-Tsan Chung, owned 74.25% of the Company and was an affiliate of Great East Packaging Holdings Limited as at September 30, 2008, and as a result, GEPH is considered as a related party. Net amount due from GEPH bears a 9% interest per annum, calculating on an accrual basis using the effective interest method by applying the rates to the net carrying amount of the assets.  Total interest income accrued during the nine months ended September 30, 2009 and 2008 were $39,985 and $89,085, respectively.

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

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operation- Three Months Ended September 30, 2009

	Three months ended September 30,		(Decrease)	(Decrease)
	2009	2008	Increase	% Increase
Revenue	$11,156,546	9,754,226	1,402,320	14
Cost of sales	8,492,218	7,335,468	1,156,750	16
Gross margin	2,664,328	2,418,758	245,570	10
General and administrative	636,427	401,235	235,192	59
Selling and distribution	10,862	16,736	-5,874	-35
Operating income	2,017,039	2,000,787	16,252	1
Other income	54,577	58,731	-4,154	-7
Interest income	23,235	18,617	4,618	25
Bank loan interest	122,287	137,005	-14,718	-11
Other interest expense	86,383	138,364	-51,981	-38
Provision for income taxes	464,692	416,492	48,200	12
Income (loss) attributable to the non-controlling interest	6,328	3,224	3,104	96
Income from continuing operations	1,415,161	1,383,050	32,111	2

Revenues

Revenue represents sales of PET CSD bottles and PET CSD preforms.  Revenue recorded approximately $11.2 million in the three months ended September 30, 2009, compared to $9.75 million the same period last year. The slight increase in sales of PET CSD bottles was mainly due to the increase in demand of PET bottles in Nanjing and Hangzhou from Coca-Cola, our major customer.

Gross margin

Although gross margin has increased $245,570, the gross profit margin dropped  to 23.9% of the revenues in the three months ended September 30, 2009 from 24.8% of revenues in the three months ended September 30, 2008.  The decrease in gross profit margin was due mainly to the increase in cost of sales. It increased 16% from the third quarter 2008 ,but the revenue has only increased 14% from the third quarter 2008.

Selling and distribution

Selling and distribution expenses have decreased $5,874.  It dropped 35% from the third quarter 2008 due mainly to our cost control measures implementation in the year of 2009.

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

Results of Operation- Nine Months Ended September 30, 2009

The following table summarizes the result of our operation during the nine months ended September 30, 2009

	Nine months ended September 30,		(Decrease)	(Decrease)
	2009	2008	Increase	% Increase
Revenue	$29,403,259	24,134,317	5,268,942	22
Cost of sales	23,170,613	18,311,915	4,858,698	27
Gross margin	6,232,646	5,822,402	410,244	7
General and administrative	1,933,268	1,263,465	669,803	53
Selling and distribution	32,864	38,011	-5,147	-14
Operating income	4,266,514	4,520,926	-254,412	-6
Other income	127,808	176,250	-48,442	-27
Interest income	119,177	176,002	-56,825	-32
Bank loan interest	396,317	496,573	-100,256	-20
Other interest expense	200,791	295,177	-94,386	-32
Provision for income taxes	1,046,473	887,238	159,235	18
Income (loss) attributable to the non-controlling interest	12,558	11,005	1,553	14
Income from continuing operations	2,857,360	3,183,185	-325,825	-10

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

Other interest expenses

Other interest decreased by $94,386 or 32% from 2008 for the same period 2009. The decrease was mainly due to the increase of the average balance due to a related party.

Net income attributable to the Company

Net income for the nine months ended September 2009 was $2,857,360. For the same period in 2008, it was $3,183,185. The decrease is due to the increased in general and administrative expenses.

Liquidity and Capital Resources
Cash flow

	Nine months ended September 30,		(Decrease)	(Decrease)
	2009	2008	Increase	% Increase
Net cash provided from operating activities	4,601,709	2,928,203	1,673,506	57
Net cash (used in) investing activities	(1,877,472)	(5,218,181)	3,340,709	(64)
Net cash provided from/(used in) financing activities	(2,397,544)	2,155,796	(4,553,340)	(211)
Net increase/(decrease) in cash and cash equivalents	326,693	(134,182)	460,875	(343)

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

Investing Activities

Net cash outflow from investing activities decreased from $5,218,181 for the nine months ended September 30, 2008 to $1,877,472 for the same period of 2009, representing a decrease of 64%. Net cash outflows from investing activities decreased as fewer acquisitions of new machines were made in 2009.

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

Off-Balance Sheet Arrangements

 We do not have any off balance sheet arrangements

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

 Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the three months ended September 30, 2009 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 6.835 to 1.There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and acting Chief Financial Officer ("Certifying Officers") maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, our Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by the filing of this report. Based upon that evaluation including our need to amend this periodic report on Form 10-Q/A, our Certifying Officers concluded that our disclosure controls and procedures are not effective.

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

Management has begun to convene meetings among its top executives to address budgeting issues and disclosure controls and procedures in general.  Since the Company was private for over fourteen years, budgeting was never formally addressed and disclosure was not central management’s role.  The Company has recently begun to utilize an outside financial team to assist in the preparation of the proper budget forecasts.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

In July 2009, Michael Tam resigned as our Chief Financial Officer.  This resignation did not occur as a result of a disagreement with us. Mr. Tam, was not removed from his position.  Mr. Tam remained employed by us until November 2009.

On September 14, 2009, we appointed Danny Poon as our new Chief Financial Officer.  Mr. Poon, age 38, graduated from Simon Fraser University in Canada with a BBA degree in Accounting. He is a CPA and a member of the American Institute of Certified Public Accountants.  He speaks fluent English, Mandarin, and Cantonese. Prior to joining Great East Bottles & Drinks, Mr. Poon spent 5 years as financial controller for Meng Ding Tea Co., Ltd. a Sino-Japanese joint venture in Sichuan province that specializes in seasonal green tea processing. During this period, he was also assigned to a number of external projects in a wide range of professional and managerial activities, such as set up of Sino-foreign joint ventures, consolidation accounting, and financial restructuring for companies in the food and beverages, textiles, and semi-conductor manufacturing industries at places like Dongguan, Chongqing, Heyuan, and Hong Kong. During 1997 through 2003, he was with PricewaterhouseCoopers at Hong Kong and Guangzhou. His main responsibilities included MNC audits, IPOs and special assignments such as due diligence projects. His client portfolio included listed companies at the US NYSE, China A and B shares, London Stock Exchange, Singapore Main Board, and the HK Stock Exchange, in the food, machinery, pharmaceuticals, Insurance, Software, and Telecom industries.

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