Form 10-K
period 2009-12-31
Great East Bottles & Drinks (China) Holdings, Inc
filed 2010-03-24
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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

State the aggregate market value of the common stock held by non-affiliates of the Issuer on June 30, 2009: $2,850,000

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 40,200,000 at March 15, 2010.

Documents incorporated by reference: None

Item 1.	Business

Introduction

As used herein, unless the context otherwise requires, “Registrant” and the “Company” (and “we”, “our” and similar expressions) refer to the business of Great East Bottles & Drinks (China) Holdings, Inc. (formerly named Jomar Specialties, Inc.) before the Share Exchange (as hereinafter defined) and Great East Bottles & Drinks (BVI) Inc. (“GEBD BVI”, formerly known as Citysky Investment Holdings, Inc.) after the Share Exchange.

We were incorporated on July 8, 1983 in the business of providing specialty printing services to the commercial printing industry.  Until consummation of the Share Exchange, our revenue was derived from providing printing services to other printing businesses.

On March 10, 2008, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with GEBD BVI and Guy A-Tsan Chung (formerly known as Chung A. San Guy), the sole shareholder of GEBD BVI (the “Shareholder”) to acquire 100% of the outstanding equity of GEBD BVI from the Shareholder in consideration for 32,460,000 shares of our common stock (the “Share Exchange”).  The Share Exchange was consummated on March 10, 2008.

Subsequent to the completion of the Share Exchange Agreement, GEBD BVI’s business became our major business and the Shareholder became our majority shareholder. Our operating entities produced beverage bottles which mainly are made of PET, a type of plastic with desirable characteristic for packaging including a clear and wide range of colors and shapes and tough resistance to heat, moisture and dilute acid. The operating entities manufacture and sell beverage bottles in China for bottling of Carbonated Soft Drinks (“CSD”) for world brands including Coca-Cola and Pepsi.

In December 2009, we restructured our group so that our subsidiary, HGEP, held our operating entities GEPNJ and GEPXA. As a result, any operations that we had were either conducted by HGEP or by its subsidiaries.  In December 2009, HGEP through its subsidiary, acquired a 99.99% interest in three new operating entities from a company controlled by Mr. Guy Chung.  These entities were United Joy International Limited (“United Joy”), Upjoy Holdings Limited (“Upjoy”) and Greatgrand Global Limited (“Greatgrand”).

In exchange for these new operating entities, we transferred shares in a wholly-owned subsidiary that holds a 15% interest in HGEP to a company controlled by Mr. Guy Chung.  Additionally, we granted another company controlled by Mr. Guy Chung an option exercisable at $1 to purchase 60% of our subsidiary GEPI whose sole assets are an 84% interest in HGEP.

We have assumed for the purposes of this annual report and the financial statements included herein that the option to acquire a 60% interest in GEPI has been exercised.  As a result, our only assets are our 33.6% interests in the operating entities described herein.

The following chart sets out our group structure as of March 15, 2010:

Guy Chung (73.881%)
Other Holders (26.119%)
Great East Bottles & Drinks Holdings Inc. (Florida, US) (100%)
Great East Packaging Holdings Limited (BVI) (60%)
Great East Bottles & Drinks (BVI) Inc. (BVI) (40%)
0.01%
Great East Packaging International Ltd (BVI) (84%)
Best Key Investment Ltd (15%)
3 PRC Investors (1%)
Great East Bottles & Drinks Holdings, Limited (HK) (100%)
0.01%
Hangzhou Great East Packaging Co. Ltd (PRC) (100%)
Great East (Overseas) Packaging Limited (HK) (99.99%)
Upjoy Holdings Limited (BVI) (100%)
United Joy International Limited (BVI) (100%)
Great Grand Global Limited (BVI) (100%)
Great East Packaging (Nanjing) Ltd. (BVI) (100%)
Great East Packaging (Xian) Ltd. (BVI) (100%)
Hangzhou Crystal Pines Beverages & Packaging Co., Ltd (PRC) (100%)
Nanjing Crystal Pines Beverages & Packaging Co., Ltd (PRC) (100%)
Shenyang Great East Packaging Co. Ltd (PRC)
Nanjing Great East Packaging Co. Ltd. (PRC)
Xian Great East Packaging Co. Ltd (PRC)
Taizhou Branch (PRC)
Hefei Branch (PRC)

Remarks: Group Structure as at 2009 year end as if share options of GEPI fully exercised.

General Description of Business

Business Overview

OUR PRODUCTS

We mainly produce 3 types of products: PET CSD bottles, PET CSD preforms for CSD bottles and OEM water bottles. PET (Polyethylene terephthalate) is a thermoplastic polymer resin of the polyester family.  It is widely used as raw material for synthetic fibers, beverage /food / liquid containers, thermoforming applications and as engineering resins.  PET CSD bottles are completed bottles ready for CSD bottling while PET CSD preforms are pre-production tubes made from PET resin that are used in a stretch-blow-molding machine to produce the final PET bottle

PET CSD preforms

PET CSD preforms are pre-production tubes made from PET resin that are used in a stretch-blow-molding machine to produce the final PET bottle.  PET CSD preforms can be colored green or blue according to customers’ requirements. The weight of PET CSD preforms determines the volume of the final PET CSD bottle.  Heavier PET preforms are used to produce larger PET CSD bottles.  Sizes of our PET CSD preforms range from 25g to 56g, which is our customers’ required weight range.

Newly produced PET CSD preforms are stored in warehouses for scheduled PET CSD bottle blowing process. PET preforms expire three months from their production date.

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

Newly produced PET CSD bottles are stored in warehouses for scheduled CSD bottling process. The expiry period of PET CSD preforms varies from 15 days to 3 months from the date produced, depending on the storing conditions such as room temperature and relative humidity

OEM water bottles

Some of the operating entities manufacture OEM water bottles.  These operating entities purchase preforms for OEM water bottles from an unrelated third party called Guo Zhu Group and then use the preforms to create OEM water bottles in a process that is similar to the production of the PET CSD bottles.  The operating entities then fill the OEM water bottles with distilled water and deliver the bottled water to Coca Cola’s distribution centers. The sizes of the OEM water bottles range from 550ml to 1,500ml.

PET bottles are suitable for various applications including water, tea drinks, CSD and other beverages bottling.  Our PET CSD bottles and PET CSD preforms are targeted to CSD application, while our OEM business is targeted to bottled water application.  CSD contains instable carbonate components and it demands higher quality requirements on PET bottles and PET preforms compared to those applied to OEM water bottles and bottles for tea drinks.  Thus, CSD applications represent a higher margin segment in the PET bottles and PET preforms market as it demands a higher quality standard, and OEM applications represent a lower margin segment.

INDUSTRY AND MARKET ENVIRONMENT

The operating entities are part of the plastic packing case and container manufacturing industry in China. Their existing market is the market for PET-plastic bottles for beverages in China.

The Chinese market for the industry has been expanding steadily at double-digit growth rates for the last several years. While there are no official statistical data on the industry’s growth, we believe that the market size and market growth of the industry has increased due to the unit volume sales growth experienced in these industries that we supply.  In particular, we believe that higher volume growth in plastic-bottled beverages would likely imply a corresponding similar volume growth in plastic bottles manufacturing.

OUR MAJOR CUSTOMERS

Our major customers are Coca-Cola and Pepsi, the two leading worldwide brands in the CSD industry. Our company continues to keep good customer relationship with Coca-Cola and Pepsi and they renewed the contracts with us in 2008. United Joy and Upjoy also signed agreements with NJBC and HZBC, respectively, for supplying OEM water bottles.

Coca-Cola

We serve Coca-Cola through our GEHZ, GENJ, United Joy, Upjoy and Greatgrand production facilities. GEHZ signed a Coordinated Supply Agreement to serve Coca–Cola through Hangzhou BC Foods Company Limited (“HZBC”) and GENJ signed a Coordinated Supply Agreement to serve Coca–Cola through Nanjing BC Foods Company Limited (“NJBC”).  HZBC and NJBC are subsidiaries of Swire Pacific Limited, which is the CSD bottler for Coca-Cola in China.

Terms

HZBC and NJBC signed four year contracts commencing June 1, 2004 with GEHZ and GENJ, respectively.  Both HZBC and NJBC have indicated that they renewed their contracts with GEHZ and GENJ, respectively, on June 1, 2008 on similar terms and conditions.  Contracts of United Joy and Upjoy commenced in 2008 and will expire in 2012.  Contracts of Greatgrand commenced in 2009 and will expire in 2011.

Raw material

For PET CSD bottles, we are not required to purchase PET resin under the contracts and Coca–Cola has agreed to make special arrangement for us.  For instance, based on GEHZ’s expected production volume, HZBC shall purchase an adequate amount of PET resin from its approved suppliers, who will then deliver the PET resin directly to GEHZ.  NJBC and GENJ have the same supply arrangement.  For OEM water bottles, we are required to purchase PET resin for production.

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

The price of PET CSD bottles includes PET CSD bottles blowing, PET CSD preforms conversion, all packaging materials and pallet, transportation to customers, value added tax and colorant, but excludes PET resin and label price.  Except for PET resin which we are required to purchase, the price of OEM water bottles includes the same elements as PET CSD bottles.

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

OUR PRODUCTION FACILITIES

We own and operate 8 manufacturing facilities in China: GEHZ, GENJ, GEXN, United Joy, Upjoy and Greatgrand.

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

The PET CSD bottles production line produces PET CSD bottles with capacities ranging from 0.5L to 2.5L. It consists of one stretch blow molding machine and one basic robot labeling machine:

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

The two PET CSD bottles production lines produce PET CSD bottles with capacities ranging from 600ml to 2,500ml. Each production line consists of one stretch-blow-molding machine and one labeling machine:

● The stretch-blow-molding machines have with production capacities of 12,000 bottles (Inline Mode) and 10,000 bottles per hour respectively. They consist of 10 molds each machine.
● The labeling machines have a production capacity of 18,000 bottles per hour each machine.

One of GEXN’s PET CSD bottles production lines is operated under Inline Mode and the other production line is under Offline Mode. Pepsi’s manufacturing plant is located adjacent to GEXN’s production line factory.

United Joy

United Joy has two OEM water bottle manufacturing facilities located at 6, Feng Huang Lu, Pu Kou Economic and Development Zone, Nanjing, Jiangsu Province and North Guan Qi Road, He Fe Economic and Development Zone, He Fe, An Hui Province.  Both are operated under Offline mode, and each has one OEM water bottle production line with capacity ranging from 550ml to 1,500ml.

Upjoy

Upjoy has two OEM water bottle manufacturing facilities located at No. 1 Road, Economic & Technological Development Zone, Jiubao Jianggan District, Hangzhou and Jiang Nan Logistic Centre, Jing Jiang Nan Lu, Lin Hai, Taizhou.  Both are operated under Offline mode, and each has one OEM water bottle production line with capacity ranging from 550ml to 1,500ml.

Greatgrand

Greatgrand has a hot fill packaging facility located in 8 Jia 2, No 7 Jie, Shenyang Economic and Development Zone, Shenyang.  Hot fill packaging is another process adopted in packaging of beverage such as tea, juice and milk based beverage.  The major difference between hot fill bottles and CSD bottles and OEM water bottles lies in the top of the bottle as hot fill bottles requires a crystallization manufacturing process for sustaining the heat involved in the hot fill process.  Greatgrand has one inline hot fill bottles production lines that produces PET hot fill bottles with capacities ranging from 600ml to 2,500ml that consists of one stretch-blow-molding machine and one labeling machine:

PRODUCTION PROCEDURES

Through eight of our operating facilities , we operate several PET CSD preforms production lines, several PET CSD bottles production lines, four OEM water bottle production lines, one hot fill bottle production line (some under Offline Mode and some under Inline Mode).

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

OEM water bottles

PET preforms used for OEM water bottles are produced exactly the same way as PET CSD bottles described above. The PET preforms are then processed exactly the same way as offline mode PET CSD bottles described above except that the OEM water bottles are filled with distilled water before they are packed and stored.

Hot fill bottles

PET preforms used for hot fill bottle are produced exactly the same way as PET CSD bottles described above. Hot fill bottles are produced exactly the same way as inline mode PET CSD bottles described above except that it involves an additional crystallization manufacturing process for sustaining the heat involved in the hot fill process.

INTELLECTUAL PROPERTY

We do not hold, own or license any patents, trademarks or other intellectual property.

RESEARCH AND DEVELOPMENT

We do not incur or pay any costs in relation to research and development in 2009 as our products are able to satisfy the existing product specifications from our major customers.

SEASONALITY

Sales by the operating entities are subject to seasonality.  In general, we believe sales will be higher in the second and third quarters of the year when the weather is hot and dry and lower in the first and fourth quarters of the year when the weather is cold and wet.  Sales peak during the months from June to September.

COMPETITION

There are a few PET CSD bottle producers that serve international CSD producers and a few CSD bottlers serving international CSD producers. The demand for high quality CSD bottles is expected to grow in line with the growth rate of the sales of international CSD products, which is associated with the strong economic growth of China.

We believe that the current competitive environment for the operating entities is moderate. There are only two PET CSD bottles producers that compete with our scale in an environment of high industry growth rate. According to our customers (Coca-Cola in GENJ / GEHZ and Pepsi in GEXN), their expected grow rates for 2009 are both at 10% level. Pepsi is the official sponsor of the World Cup 2010.

Glass bottles and aluminum cans are common substitutes for PET CSD bottles. We do not, however believe that glass bottles and aluminum cans would be considered desirable substitutes for PET CSD bottles by customers for the following reasons:

•	Glass bottles and aluminum cans are for typically for low volume CSD packing (less than 500ml) while PET bottles are for 500ml up to 2,500ml.
•	Glass bottles are heavier in weight and incur high transaction costs for delivery compared to PET CSD bottles.
•	Aluminum, the basic raw material for aluminum cans, has doubled its price in the past six years. Current aluminum price levels are more expensive than the PET price.

We believe that the threat of the entry of new competitors into the PET CSD market is low due to high barriers to entry which include the following:

•	Production facilities have to be set up proximate to customers’ CSD bottling facilities. Because of high transaction costs, every PET CSD bottles producer has a limited perimeter of serving area.
•	Highly specialized and expensive production equipment are designated by customers.
•
International CSD producers, for example, Coca-Cola & Pepsi, have strict requirements on PET CSD bottles producer; at this time there are only a few PET CSD bottles producers who are qualified and capable of serving the international CSD producers.

Although customer concentration rate is high in the industry, the switching cost for customers to change vendors is also high as there are only a few PET CSD bottle producers in China qualified to produce high quality PET CSD bottles and PET CSD preforms to meet international standards. In addition, there is no current comparable substitute product for PET CSD bottles.

Due to low level of competitive rivalry threat and substitute products threat, we believe competition for the industry should continue to be moderate during the next 3-5 years.

United Joy, Upjoy and Greatgrand face similar competitive environments as GEHZ, GENJ and GEXA.

Major competitors

We consider international CSD producers and CSD bottlers serving international CSD producers to be the target market for the operating entities. There are two major competitors in the China market competing with the operating entities to serve the same market.  They are Zhuhai Zhongfu Enterprise Co. Ltd. (“Zhongfu”) and Shanghai Zijiang Enterprise Co. Ltd. (“Zijiang”).

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

The production in China of the operating entities’ is generally subject to environmental protection regulations that require all manufacturing industries to adopt measures to control the disposal of industrial waste, industrial manufacturing licensing and company licensing laws that regulate the business scope of companies, taxation laws that require income tax payable to the Chinese government, and labor laws that restrict maximum work-hours.

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

Labor Laws

According to Chinese Labor Law, the maximum work hours for a labor are 40 hours per week. Owing to the seasonality factor, the PET CSD bottle production industry has peak and non-peak seasons throughout the year. During peak seasons, our employees may have to work for more than 40 hours per week; but during non-peak seasons, our employees may have to work for less than 40 hours per week. The operating entities have therefore applied for and have been granted approvals from relevant government authorities to count the work hours for a labor on yearly basis instead of weekly basis. As a result, the operating entities have not violated the maximum work-hour requirement, but at the same time have greatly improved flexibility of their labor force in coping with the seasonality problem.

Employees

As of March 1, 2010, the Company and the operating entities had about 713 employees.

The following table summarizes the employees of GEBD BVI and of GEHZ, GENJ, GEXN, United Joy, Upjoy Greatgrand and their operations.

Department	GEBD BVI	GEHZ	GENJ	GEXN	United Joy	Upjoy	Great- grand	Total
CEO	1							1
COO	1							1
CFO	1							1
General manager		1	1	1	1		1	5
Human resources and administration		3	3	3	6	6	3	24
Storage and transportation		15	15	15	30	30	15	120
Quality control		15	18	8	16	16	8	81
Equipment maintenance		5	5	5	10	10	5	40
Bottle Blowing		40	40	20	40	40	20	200
Preforms Production		40	40	20	40	40	20	200
Sales & Marketing		1	1	1	2	2	1	8
Purchasing		1	1	1	2	2	1	8
Finance		3	3	3	6	6	3	24
Total	3	124	127	77	153	152	77	713

Item 1A.	Risk Factors

Risks Related to Our Business

If the option to acquire 60% of one of our subsidiaries is exercised, another person will have a majority interest in all of the operating entities.

GEPH, an affiliate of Mr. Guy Chung, our principal shareholder who owns approximately 75% of our outstanding and issued common stock, has an option for $1 to purchase 60% of GEPI.  GEPI is our subsidiary that holds an 84% interest in HZGE.  HZGE is our subsidiary that owns over 99% of all of our operating entities, including GEPNJ, GEPXA, United Joy, Upjoy and Greatgrand, that together generate all of our revenue and compromise substantially all of our assets.  An affiliate of Mr. Guy Chung’s already owns a 15% stake in GEPI.

If GEPH exercises its option, our effective ownership of these operating entities would be reduced from 84% to 33.6%.  We have assumed in the preparation of our audited financial statements that GEPH has exercised the option.  In that instance, we will become a minority shareholder in all of our current operations and other entities controlled by Mr. Guy Cheung will hold 64.4 percent of those operations.  As a result, we will no longer have the majority vote regarding the operating entities described herein, the operations described herein or the assets described herein.  If the interests of the persons who will have majority control of the operating entities as to management, disposition of assets, the future of the operating entities or any other matters affecting their results of operations differ from our interests, our interest may not be protected.

The operating entities engage in significant transactions with a related party and in the future such transactions may lead to a conflict of interests

The operating entities have engaged in significant transactions with companies that are controlled by our majority shareholder, Mr. Guy Chung, and that have an effective interest in 65.6% of the operating entities.  In the year ended December 31, 2009, these transactions included

●	the acquisition of significant assets from GEPH with an enterprise value that we estimate at approximately $9.9 million,
●	the disposition of significant assets to GEPH and another entity controlled by Mr. Guy Chung with an enterprise value that we estimate at approximately $9.4 million,
●	the receipt of advances from GEPH totaling $16,431,222 as of December 31, 2009,
●	the advancement of funds to GEPH totaling $16,431,222 as of December 31, 2009,
●	the purchase of preforms for OEM water bottles and other materials from GEPH totaling $402,466 in the year ended December 31, 2009 and
●	sales to GEPH totaling $1,391,949 in the year ended December 31, 2009.

We strive to make sure any such transactions are either conducted at an arm’s length basis or, if not on an arm’s length basis, that they are for the benefit of the operating entities, such as was the case with advances from GEPH being interest free.  However, we cannot guarantee that we were successful in these efforts or that the interests of our minority shareholders will not conflict with the interests of our related parties or the controlling shareholder in these and future transactions. Any such conflicts may not be resolved in the favor of the minority shareholders.

We may be classified as an inadvertent investment company.

The Investment Company Act of 1940 (the "ICA") regulates the activities of an entity which is deemed to be an ''investment company" under the ICA. The regulations are extensive, and among other things, impose a restriction on the types of businesses an investment company can engage in, imposes reporting requirements, limits leverage and affiliate transactions and imposes limitations on capital structure and dividend paying ability. An unregistered investment company is prohibited by the ICA from engaging in any business in interstate commerce.

Under the ICA, an entity is generally deemed to be an investment company if the value of its investment securities (excluding securities of majority-owned subsidiaries) exceeds 40% of the value of such issuer's total assets (exclusive of government securities and cash).

If the GEPH exercises its option to acquire approximately 50.4% of the operating entities, our equity percentage ownership in the operating entities, including those that until December 2009 were majority-owned subsidiaries, will be reduced to approximately 33.6%. Since our interest in the operating entities comprises substantially all of our assets, we may be deemed to have become an 'inadvertent' investment company under the ICA, even though we are not engaged in the business of investing, reinvesting or trading in securities and we do not hold ourselves out as being engaged in those activities.

We are considering seeking an order from the SEC which will exempt us from being characterized as an investment company. We may not seek such an order or receive confirmation of an exemption from the SEC if we do

As long as we may be an investment company under the ICA but are not registered as such thereunder, we may have trouble raising money in capital markets.  Additionally, if we do not register as an investment company under the ICA and do not qualify for an exemption, we could be subject to an enforcement action by the SEC which could result in the imposition of significant fines and other penalties.

If we determine that we are an investment company under the ICA, we will register as such under the ICA.  Such registration will be an expensive proposition that will require a diversion of management’s resources.  If we become an investment company, our ability to engage in certain actions will be restricted and the value of your investment could be affected as a result.

We may not successfully integrate our recent acquisitions into the group.

We recently acquired an interest in United Joy, Upjoy, Greatgrand and their operations.  Failure to integrate those holdings into our group structure may cause us to lose out on cost savings from expected synergies, lead to additional costs, increase our liabilities or alienate our key customers.

The operating entities expansion strategy may not be proven successful.

One of the key strategies of our operating entities is to aggressively expand production capacity. They will need to engage in various forms of capacity expansion activities at corporate level, and of production activities at operational level in order to carry out those plans. Therefore, the operations are subject to all of the risks inherent in the unforeseen costs and expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the bottled water industry in general. Despite their best efforts, they may never overcome these obstacles to financial success. We cannot assure you that the efforts will be successful or result in revenue or profit, or that investors will not lose their entire investment.

Results of operations may fluctuate due to seasonality.

Sales of the operating entities are subject to seasonality. For example, sales of bottled water are typically higher in summer time in coastal cities while the sales remain constant through out the entire year in some inland cities. In general, we believe sales will be higher in the second and third quarters of the year when the weather is hot and dry, and lower in the fourth and first quarters of the year when the weather is cold and wet. Sales peak during the months from June to September. Sales can also fluctuate during the course of a financial year for a number of other reasons, including weather conditions and the timing of advertising and promotional campaigns. As a result of these reasons, operating results may fluctuate. In addition, the seasonality of results may be affected by other unforeseen circumstances, such as production interruptions. Due to these fluctuations, comparison of sales and operating results between the same periods within a single year, or between different periods in different financial years, are not necessarily meaningful and should not be relied on as indicators of performance.

Increases in raw material prices that may not be passed along to customers would reduce profit margins

The principal raw materials used in production, is subject to a high degree of price volatility caused by external conditions like price fluctuations of PET raw materials-the byproducts of oil, which account for a significant portion of product cost. We cannot guarantee that the price of the raw materials will be stable in the future. Price changes to raw materials may result in unexpected increases in production, packaging and distribution costs, and the operating entities may be unable to increase the prices our final products to offset these increased costs to customers for instance, Pepsi, and therefore may suffer a reduction to our profit margins. We do not currently hedge against changes in raw material prices.

The operating entities face increasing competition from both domestic and foreign companies, which may affect market share and profit margin.

The PET bottles industry in China is highly competitive, and we expect it to continue to become even more competitive. The ability of the operating entities to compete against these enterprises depends, to a significant extent, on the ability to distinguish the products of the operating entities from those of competitor by providing high quality products at reasonable prices that appeal to consumers. Some competitors may have been in business longer than the operating entities, may have substantially greater financial and other resources than the operating entities have and may be better established in their markets. Competitors in any particular market may also benefit from raw material sources or production facilities that are closer to such markets, which provide them with competitive advantages in terms of costs and proximity to consumers.

We cannot assure you that current or potential competitors will not provide products comparable or superior to those the operating entities provide or adapt more quickly than the operating entities do to evolving industry trends or changing market requirements. It is also possible that there will be significant consolidation in the PET bottle industry among competitors, alliances may develop among competitors and these alliances may rapidly acquire significant market share. Furthermore, competition may lead competitors to substantially increase their advertising expenditures and promotional activities or to engage in irrational or predatory pricing behavior. We also cannot assure you that third parties will not actively engage in activities, whether legal or illegal, designed to undermine the brand name of the operating entities and product quality or to influence consumer confidence in those products. Increased competition may result in price reductions, reduced margins and loss of market share, any of which could materially adversely affect profit margin. We cannot assure you that the operating entities will be able to compete effectively against current and future competitors.

The operating entities inability to diversify may subject us to economic fluctuations within our industry.

Our limited financial resources reduce the likelihood that we will be able to diversify our holdings into other operations. Our probable inability to diversify our holdings into activities in more than one business area will subject us to economic fluctuations within the bottled water industry and therefore increase the risks associated with our operations.

The operating entities are subject to environmental laws and regulations in the PRC. Changes in the existing laws and regulations or additional or stricter laws and regulations on environmental protection in China may result in significant capital expenditures, and we cannot assure that the operating entities will be able to comply with any such laws and regulations.

The operating entities carry on business in an industry that is subject to PRC environmental protection laws and regulations. These laws and regulations require enterprises engaged in manufacturing and construction that may cause environmental waste to adopt effective measures to control and properly dispose of waste gases, waste water, industrial waste, dust and other environmental waste materials, as well as fee payments from producers discharging waste substances. Fines may be levied against producers causing pollution. If failure to comply with such laws or regulations results in environmental pollution, the administrative department for environmental protection can levy fines. If the circumstances of the breach are serious, it is at the discretion of the central government of the PRC including all governmental subdivisions to cease or close any operation failing to comply with such laws or regulations. There can also be no assurance that operation will fail to comply with such laws or regulations. There can also be no assurance that the PRC government will not change the exiting laws or regulations or impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditure, which we may be unable to pass on to our customers through higher prices for our products. In addition, we cannot assure that we will be able to comply with any such laws and regulations.

The operating entities depend on a few key customers, the loss of any of which could cause a significant decline in our revenues.

Coca-Cola and Pepsi accounted for80% and 15%, respectively, of the operating entities’ net revenue in 2009 and 70% and 12%, respectively, of our net revenue in 2008.  The loss of either of these customers or a significant reduction in sales to either of these customers would materially adversely affect our profitability.

Supplying PET bottles to beverage and service companies constitutes a major portion of the revenue of the operating entities. Any delays in delivery may affect sales, damage long-term relationship with clients, and even incur penalty.

Sales made to beverage and service companies account for a large portion of the total sales of the operating entities. Recently, their production capacity is at more than 95%. If we failed in deliver the goods to those companies on time, we may run into a risk of damaging our long-term relationship with the client.

We may not successfully manage our growth.

Our success will depend upon the expansion of the operating entities and the effective management of their growth, which will place a significant strain on our management and administrative, operational, and financial resources. To manage this growth, we must expand the facilities of the operating entities, augment their operational, financial and management systems, and hire and train additional qualified personnel. Our ability to manage these changes will be significantly reduced if we lose our controlling interest in the operating entities through GEPH’s exercise of the option to acquire an interest over 50% of the operating entities. If we are unable to manage growth of the operating entities effectively, our business would be harmed.

The operating entities may experience material disruptions to manufacturing.

The operating entities operate facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at their facilities.  A material disruption at one of those facilities could prevent them from meeting customer demand, reduce sales and/or negatively impact financial results.  Any of such manufacturing facilities, or any machine within an otherwise operational facility, could cease operations unexpectedly due to a number of events including:

•	unscheduled maintenance outages;
•	prolonged power failures;
•	an equipment failure;
•	disruptions in the transportation infrastructure, including roads, bridges and railroad tracks;
•	fires, floods, earthquakes or other catastrophes; and
•	other operational problems.

We rely on key executive officers. Their knowledge of our business and technical expertise would be difficult to replace.

We were founded in 1994 by Mr. Guy A-Tsan Chung.  Since then, Mr. Stetson Chung, the son of Guy A-Tsan Chung, and our senior management team have developed the operating entities into a large scale PET bottle production group. Stetson Chung, together with other senior management, has been key to the group’s strategy and has been fundamental to its achievements to date. The successful management of the operating entities depends, to a considerable extent, on the services of Stetson Chung and other senior management. The loss of the services of any key management employee or failure to recruit a suitable or comparable replacement could have a significant impact upon our ability to manage the operating entities and our business and future growth may be adversely affected.

The ownership of our common stock is concentrated and one stockholder is able to exercise significant influence over all matters requiring stockholder approval and over the operating entities.

Guy A-Tsan Chung currently owns 73.88% of our outstanding common stock. As a result, Guy A-Tsan Chung will be able to continue to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of mergers, acquisitions and other significant corporate transactions. In addition, this concentration of stock ownership may have the effect of delaying or preventing a change in control of our Company.

In addition to his 73.88 interest in our outstanding common stock, Mr. Guy Chung has a controlling interest in an entity that has a 15% interest in the operating entities and has a controlling interest in an entity that may acquire a 50.4% interest in the operating entities.

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

There currently is no market for our common stock. Further, although our common stock may be quoted on the OTC Bulletin Board, trading of our common stock has been, and may continue to be, extremely sporadic. For example, several days may pass before any shares may be traded. We cannot assure you that a more active market for the common stock will develop.

Because we became public by means of a “reverse merger”, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

We cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

We would like to list our common stock on the American Stock Exchange or the NASDAQ Capital Market as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of either of those or of any other stock exchange, or that we will be able to maintain any such listing. Until the common stock is listed on an exchange, we expect that it would be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

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

The operating entities derive a substantial portion of sales from China

Substantially all sales by the operating entities are generated from China. We anticipated that sales of the operating entities’ products in China will continue to represent a substantial proportion of our total sales in the near future. Any significant decline in the condition of the PRC economy could adversely affect consumer buying power and reduce consumption of their products, among other things, which in turn would have a material adverse effect on our business and financial condition.

The ability to implement planned development depends on many factors, including the ability to receive various governmental permits.

In accordance with PRC laws and regulations, the operating entities are required to maintain various licenses and permits in order to operate at each production facility including, without limitation, hygiene permits and industrial products production permits. The operating entities are required to comply with applicable hygiene and food safety standards in relation to production processes. Failure to pass these inspections, or the loss of or suspend some or all of production activities, could disrupt their operations and adversely affect our business.

Changes in the policies of the Chinese government could have a significant impact upon the ability to sustain growth and expansion strategies.

Since 1978, the PRC government has promulgated various reforms of its economic system and government structure. These reforms have resulted in significant economic growth and social progress for China in the last two decades. Many of the reforms are unprecedented or experimental, and such reforms are expected to be modified from time to time. Although we can not predict whether changes in China’s political, economic and social conditions, laws, regulations and policies will have any materially adverse effect on the operating entities’ current or future business, results of operation or financial condition.

The operating entities’ ability to continue to expand business depends on a number of factors, including general economic and capital market conditions in China and credit availability from banks and other lenders in China. Recently, the PRC government has implemented various measures to control the rate of economic growth and tighten its monetary policies. Slower economic growth rate may in turn have an adverse effect on the ability to sustain the growth rate historically achieved due to the aggregate market demand for consumer goods like bottled water.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions.  The operating entities’ revenues and costs are mostly denominated in RMB.  Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of our stock in U.S. dollars.  For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly, to the extent that the operating entities need to convert U.S. dollars into RMB for such purposes.  In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of the assets of the operating entities.

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

Failure to comply with the State Administration of Foreign Exchange regulations relating to the establishment of offshore special purpose companies by PRC residents may adversely affect the operating entities.

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

Because assets and operations of the operating entities are located outside the United States and a majority of our officers and directors are non-United States citizens living outside of the United States, investors may experience difficulties in attempting to enforce judgments based upon United States federal securities laws against us and our directors. United States laws and/or judgments might not be enforced against us in foreign jurisdictions.

All of our holdings are held through a subsidiary corporation organized and located outside of the United States, and all the assets of our subsidiary and the operating entities are located outside the United States. In addition, all of our officers and directors are foreign citizens. As a result, it may be difficult or impossible for U.S. investors to enforce judgments made by U.S. courts for civil liabilities against the operating entities or against any of our individual directors or officers. In addition, U.S. investors should not assume that courts in the countries in which our subsidiary is incorporated or where the assets of our subsidiary or the operating entities are located (i) would enforce judgments of U.S. courts obtained in actions against us or our subsidiary based upon the civil liability provisions of applicable U.S. federal and state securities laws or (ii) would enforce, in original actions, liabilities against us or our subsidiary based upon these laws.

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

The Chinese government exerts substantial influence over the manner in which we the operating entities must conduct their business activities.

The operating entities depend on their relationships with the local governments in the province in which they operate. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Operations in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters.  We believe that the operating entities are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We concluded that our internal controls over financial reporting were not effective as of the periods for our annual reports for the fiscal years December 31, 2008 and 2009.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

According to the law of PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use right granted by the PRC government for 40 to 50 years. The table below sets which land the operating entities are authorized to possess and use and for how long:

Entity	Locations and addresses	Areas	Authorization Until
GEHZ	No. 1 Road, Economic & Technological Development Zone, Jiubao Jianggan District, Hangzhou, China	163,977 square feet	March 16, 2049
GENJ	16 Nanjing New & High Technology Industry Development Zone, Nanjing Jiangsu Province, China	133,515 square feet	July 21, 2053
NJCP	6, Feng Huang Lu, Pu Kou Economic and Development Zone, Nanjing, Jiangsu Province, China	266,800 square feet	January 13, 2054

The following properties are leased by the Company and the operating entities:
Entity	Locations and addresses	Areas	Rent	Leasing period until	Owner
GEXA	No. 36 Development Road, New Type Industrial Garden High-tech Industrial Develop Zone, Xian, China	10,764 square feet	$1,428 per month	Oct. 21, 2010	Xian Pepsi
GEXA	North-east corner of Development Road and Chuanghui Road, New Type Industrial Garden High-Tech Industrial Development Zone, Xian China	40,545 square feet	$5,919 per month	June 1, 2011	Xian Yongxin Huanbao Equipment Co. Ltd.
GENJ	No. 8 Gaoxin Road, Nanjing New & High Technology Industry Development Zone, Nanjing Jiangsu Province, China	69,965 square feet	$7,142 per month	Dec. 31, 2010	Nanjing Kingbrand Property Management Co. Ltd.
GESY	8 Jia 2, No 7 Jie, Shenyang Economic and Development Zone, Shenyang, China	100,000 square feet	$918 per month	January 11, 2011	Mr. Tang Xian Liang
HFCP	North Guan Qi Road, He Fe Economic and Development Zone, He Fe, An Hui Province, China	166,60 square feet	$3,972 per month	January 13, 2011	Hefe Shen He Jin Shu Zhi Pin Company Limited
TZCP	Jiang Nan Logistic Centre, Jing Jiang Nan Lu, Lin Hai, Taizhou, China	233,600 square feet	$4,235 per month	February 13, 2011	Jiang Nan Logistic Centre

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2009, there were no matters submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Over the Counter Bulletin Board (OTCBB) under the symbol “GEBD,” since May 22, 2008.  The following table sets forth the high and low bid information for our common stock from the commencement of trading on May 22, 2008 through March 15, 2010 as reported by OTCBB.
Period	Low ($)	High ($)
2010 First Quarter (through March 15, 2010)	$0.1	$0.36
2009 Fourth Quarter	$0.05	$0.35
2009 Third Quarter	$0.25	$0.35
2009 Second Quarter	$0.28	$0.5
2009 First Quarter	$0.25	$1.01
2008 Fourth Quarter	$1.01	$3.75
2008 Third Quarter	$1.50	$3.49
2008 Second Quarter (Beginning May 22, 2008) (1)(2)	$2.25	$2.65

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

Number of Holders of Common Stock

The number of holders of record of our common stock on March 15, 2010 was 67.

Dividends

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2008 or the fiscal year ended December 31, 2009. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.  The payment of any dividends is within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

In July 2009, we issued to a consultant in exchange for services rendered and services to be rendered 200,000 shares of our common stock.  We issued these shares in transactions relying on the registration exemption provided by Section 4(2) of the Securities Act of 1933.

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

Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, specifically Forms 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

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

We recognize revenue in accordance with ASC 605. All of the following criteria must exist in order for us to recognize revenue:

●	Persuasive evidence of an arrangement exists;
●	Delivery has occurred;
●	The seller's price to the buyer is fixed or determinable; and
●	Collectability is reasonably assured.

The majority of the Company's revenue results from sales contracts with direct customers and revenues are generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of ASC 605 with minimal subjectivity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations – Twelve Months Ended December 31, 2009 as compared to Twelve Months Ended December 31, 2008

The following table summarizes the results of our operations during the twelve-month period ended December 31, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the twelve-month period ended December 31, 2009 to the twelve-month period ended December 31, 2008.

	Twelve months ended December 31,
	2009	2008	Increase/(Decrease)	% Increase/(Decrease)
Revenue	$47,845,825	$44,478,224	$3,367,601	7.57%
Cost of sales	35,909,267	34,868,946	1,040,321	2.98%
Gross margin	11,936,558	9,609,278	2,327,280	24.22%
General & administrative expenses	4,418,799	2,937,253	1,481,546	50.44%
Selling and distribution	1,031,579	785,131	246,448	31.39%
Operating income	6,486,180	5,886,894	599,286	10.18%
Other expense	745,682	1,028,290	(282,608)	(27.48%)
Provision for income taxes	1,159,279	948,949	210,330	22.16%
Net income attributable to noncontrolling interest	3,635,486	2,559,589	1,075,897	42.03%
Loss from discontinued operations	0	30,094	(30,094)	(100%)
Net income attributable to Great East Bottles & Drinks (China) Holdings, Inc. and Subsidiaries	945,733	1,319,972	(374,239)	(28.36%)
Net Income	4,581,219	3,879,561	701,658	18.09%

Revenues

Sales revenue increased from $44,478,224 in the twelve months of 2008 to $47,845,825 in the same period in 2009, representing a 7.57% increase. The increase in revenue was mainly due to the increase in sales of HFCP and TZCP, which were set up in 2008.

Cost of sales and gross margin

Cost of sales increased from $34,868,946 in the twelve months of 2008 to $35,909,267 in the same period in 2009, representing a 2.98% increase. The increase was due to the increase in sales of HFCP and TZCP in the twelve months of 2009 as compared to the same period last year. We recorded a gross margin of 24.95 % in the twelve months of 2009, an increase of 24.22% as compared to 21.60 % in the same period last year. The increase was mainly due to the decrease in materials costs, which increased gross profits.

Selling and distribution expenses

Selling and distribution expenses increased by $246,448 or 31.39% from $785,131 in twelve months of 2008 to $1,031,579 in the same period 2009. The increase was mainly due to increase in selling expenses, which increased primarily as a result of an increase in freight charges.

General and administrative expenses

General and administrative expenses increased from $2,937,253 in the twelve months of 2008 to $4,418,799 for the same period 2009, representing an increase of $1,481,546 or 50.44%. The increase was mainly due to significant increases in staff costs and reorganization related legal and professional fees and travelling costs.

Net income

Net income for the twelve months ended December 31, 2009 was $4,581,219 as compared to $3,879,561 for the same period in 2008. Net income increased between these two periods because gross margin improved.

Despite the increase in net income overall, net income attributable to Great East Bottles & Drinks (China) Holdings, Inc. and Subsidiaries decreased to $945,733 for the year ended December 31, 2009 from $1,319,972 for the same period in 2008. Although our interest in the operating entities is 33.6%, the share of net income attributable to Great East Bottles & Drinks (China) Holdings, Inc. and Subsidiaries is not equal to 33.6% of net income as our administrative expenses are borne entirely by us and added to expenses prior to the calculation of net income.  The noncontrolling interests do not share the administrative expenses covered by GEBD. Net income attributable to Great East Bottles & Drinks (China) Holdings, Inc. and Subsidiaries decreased between the periods mainly because the administrative expenses paid by GEBD in 2009 in connection with the operating entities United Joy, Upjoy and Greatgrand used to be paid by GEPI.

Liquidity and Capital Resources

Cash

Our cash balance at December 31, 2009 was $1,630,739, representing an increase of $1,423,431, compared with our cash balance of $207,308 as at December 31, 2008. The material increase was mainly attributable to the decrease in purchase of machine and equipment in 2009.

Cash flow

Operating Activities

Net cash provided by operating activities during the twelve months ended December 31, 2009 amounted to $6,764,376, which is in line with net cash inflows from operating activities of $6,896,018 in the same period of 2008.

Investing Activities

Net cash used in investing activities decreased from $10,203,994 for the twelve months ended 2008 to $3,028,969 for the same period of 2009, representing a decrease of $ 7,175,025. The change was primarily due to the decrease in purchase of machine and equipment in 2009.

Financing Activities

Net cash used in financing activities was $2,302,077 for the twelve months of 2009, representing an increase of $4,802,950 over the net cash porvided by financing activities $2,500,873 recorded in the same period of 2008. The change was primarily due to the increase in restricted cash in 2009.

Working capital

Our cash and cash equivalents increased by $1,423,431 to $1,630,739 at December 31, 2009 from $ 207,308 at December 31, 2008, mainly due to a decrease in net cash outflow from investing activities during the twelve months of 2009.

We currently generate our cash flow through production and sales of PET CSD bottles, PET CSD preforms and OEM water bottles water in China. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of December 31, 2009, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Our working capital deficit decreased to $9,317,824 at December 31, 2009 from $12,555,748 at December 31, 2008.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the twelve months ended December 31, 2009 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 6.812 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. We cannot assure you that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in our internal control over financial reporting as of December 31, 2009:

1.
Insufficient accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of December 31, 2009.

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

To remediate the material weakness surrounding this, we have performed and are continuing to perform, among others, the following actions:

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

•	additional coordination with our local accountants and auditors to strengthen our controls in an attempt to supplement the additional training of our employees.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Stetson Chung	43	Chief Executive Officer, President, Director
Elvan Kwong Danny Poon	44 38	Chief Operating Officer Chief Financial Officer

Stetson Chung, aged 43, is the Chief Executive Officer, Acting Chief Financial Officer and Director of GEBD. Stetson assumed his current role of the company in 1996. Prior to GEBD, he worked for the IT industry and was the youngest recipient of the prestigious Governor’s Award for Industry Grand Prize (Consumer product design – video conferencing) in Hong Kong. Stetson is responsible for the overall management of the company. Stetson graduated from Dartmouth College in the United States with a degree in Economics and Computer Science.

Elvan Kwong, aged 44, is the Chief Operating Officer.  Elvan began his career with us in 1996 as General Manager. Elvan has over 8 years' experience in the PET bottle industry and over 15 years experience in the manufacturing industry in China. He oversees the general managers of all facilities in the country and supervises and monitors the daily operation including technical, purchasing, Sales & Marketing and HR & Administration. Mr. Kwong works closely with the CEO and CFO to manage the implementation of new product development with potential clients. He is a graduate of the Chinese University of Hong Kong with a BBA degree in business management and international business.

On September 14, 2009, we appointed Danny Poon as our new Chief Financial Officer.  Mr. Poon graduated from Simon Fraser University in Canada with a BBA degree in Accounting. He is a CPA and a member of the American Institute of Certified Public Accountants.  He speaks fluent English, Mandarin, and Cantonese. Prior to joining Great East Bottles & Drinks, Mr. Poon spent 5 years as financial controller for Meng Ding Tea Co., Ltd. a Sino-Japanese joint venture in Sichuan province that specializes in seasonal green tea processing. During this period, he was also assigned to a number of external projects in a wide range of professional and managerial activities, such as set up of Sino-foreign joint ventures, consolidation accounting, and financial restructuring for companies in the food and beverages, textiles, and semi-conductor manufacturing industries at places like Dongguan, Chongqing, Heyuan, and Hong Kong. From 1997 to 2003, he was with PricewaterhouseCoopers at Hong Kong and Guangzhou. His main responsibilities included MNC audits, IPOs and special assignments such as due diligence projects. His client portfolio included listed companies at the US NYSE, China A and B shares, London Stock Exchange, Singapore Main Board, and the HK Stock Exchange, in the food, machinery, pharmaceuticals, Insurance, Software, and Telecom industries.

CORPORATE GOVERANCE

Number and Term of Directors

The Company’s sole director is Stetson Chung. Mr. Chung shall serve as a director until his successor has been duly elected and is qualified.

Audit Committee

In October 2009, our board of directors established an audit committee . The audit committee consists of two independent members: Mr. Ivan Lee, a financial expert, and Ms. Hu Hui Lin.  The scope of the audit committee includes:

●
oversight over independent auditors (including engaging the auditors, receiving reports from auditors, resolving auditor/management disputes, reviewing the quality of the auditing firm, compensating the auditors, approving non-audit services, and replacing the auditors, when necessary), and acting as a channel for communication between the independent auditors and the full board;

●	oversight of financial reporting, including recommending to the full board that financial information be included in the annual report filed with the SEC;
●	oversight over the certifications attached to this annual report;
●	oversight over internal control over financial reporting and disclosure controls and procedures;
●	oversight over the internal audit function;
●	preparation of the audit committee report, for inclusion in the company's annual proxy statement;
●	adoption and maintenance an audit committee charter; and
●	maintenance of “whistleblower” systems.

Other Committees

We intend to establish compensation, nominating committees of the Board of Directors within the twelve months after the year end of 2009.

Family Relationships

Stetson Chung, our sole officer and director is the son of Guy A-Tsan Chung, our 73.88% shareholder and an affiliate of the entity that has a 15% interest in the operating entities and in an entity that has an option to acquire a 50.4% interest in the operating entities for $1.

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

Changes in Director Nomination Process for Stockholders

None.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officer and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Our directors, executive officer and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to the Company, none of our directors, executive officer or persons who own more than 10% of our common stock filed Forms 3, 4 and 5 on a timely basis during the year ended December 31, 2009.

Item 11.	Executive Compensation

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company’s last two fiscal years to each of the following named executive officers (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Stetson Chung	2009	0	0	0	0	0	0	0	0
CEO, President	2008	0(1)	0	0	0	0	0	0	0
Danny Poon	2009	0	0	0	0	0	0	0	0
CFO

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

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

DIRECTOR COMPENSATION

The following table summarizes compensation that our directors earned during 2009 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)	All Other Compensation ($)	Total ($)
Stetson Chung	0	0	0	0

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 15, 2010, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, our officer, and all directors and our officer as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Outstanding Common Stock
Guy A-Tsan Chung	29,700,000	74%
Stetson Chung, Director (2)	0	0
Mary and Joseph Flad	4,600,000	11.4%
All directors and executive officers as a group	0	0
______________
(1)	Based on 40,200,000 outstanding shares of common stock on March 15, 2010.

(2)	The business address for each of our sole director and officer is c/o Great East Bottles & Drinks (China) Holdings, Inc, 203 Hankow Center, 5-15 Hankow Road, Tsimshatsui, Kowloon, Hong Kong

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There has not been since January 1, 2009 nor is there currently pending any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded $120,000 and in which any director, executive officer, holder of more than 5% of our Common Stock or any member of the immediate family of any of these persons had or will have a direct or indirect material interest other than the following.:

Acquisitions/Dispositions

We entered into a series of transactions to acquire several business owned by Mr. Guy Chung, our majority shareholder who beneficially owns approximately 74% of our shares of common stock, through his affiliate GEPH.  As a result of these transactions, our wholly-owned subsidiary HGEP acquired 99.99% of the outstanding share capital of United Joy, Upjoy and Greatgrand.

In exchange for GEPH’s sale of Upjoy, United Joy and Greatgrand, GEBD BVI entered into a sale and purchase agreement with Top Sharp, by which Top Sharp acquired the entire issued share capital of Best Key Investment Limited (“Best Key”) for a consideration of HK$1 and Best Key’s only asset was its 15% ownership of HGEP. As a result of the sale of Best Key, our beneficial ownership interest in our all of our operating entities, including GEPNJ, GEPXA, HGEP, GEPL, Upjoy, United Joy and Greatgrand, decreased from at least 99.99% to 84%.

In addition to the sale of Best Key, GEPI granted GEPH a three-year share option to subscribe for 9,638,769 ordinary shares of GEPI, an amount equal to 60% of GEPI’s enlarged share capital.  GEPH may exercise this option for US$1 until December 31, 2012.  If GEPH were to exercise this option, our beneficial ownership interest in our all of our operating entities, including GEPNJ, GEPXA, HGEP, GEPL, Upjoy, United Joy and Greatgrand would decrease from 84% to 33.6%.

As the acquisitions and dispositions were with Mr. Guy Chung, a related party, we hired Huayan Assets Appraisal Co., Ltd., an independent evaluator, to calculate the enterprise value of the subsidiaries of which we would dispose a substantial ownership interest in if GEPH exercised its option to acquire 60% of GEPI, namely HGEP, GEPNJ and GEPXA, and of the subsidiaries that we acquired, namely United Joy, Upjoy and Greatgrand. Based on their appraisal, we calculate that the consideration we received for the dispositions exceeds the consideration we paid for the acquisitions.

Consideration paid for acquisitions

We estimate the cost of the sale of Best Key and the 60% interest in GEPI, if the option is exercised, at approximately 64.2 million Renminbi (or US$9.4 million).  Huayan Assets Appraisal estimated that the value of HGEP and the subsidiaries that we restructured under HEGP, including GEPNJ and GEPXA, amounted to 98.3 million Renminbi (approximately US$14.4 million).  By disposing of Best Key, we disposed of our interest in 15% of that amount, or 14.7 million Renminbi (approximately US$2 million).

Additionally, if GEPH exercised its option to acquire 60% of GEPI, our interest in that amount would be further reduced by 50.4%, which represents 60% of GEPI’s 84% interest in HGEP, GEPNJ and GEPXA.  50.4% of 98.3 million Renminbi amounts to 49.5 million Renminbi (approximately US$7.3 million).

 Consideration received for dispositions

We estimate the gain to us of the acquisition of United Joy, Upjoy and Greatgrand, assuming GEPH exercises its option to acquire a 60% interest in GEPI, is approximately 67.7 million Renminbi (or US$9.9 million). Huayan Assets Appraisal estimated that the value of the subsidiaries that HGEP acquired, including United Joy, Upjoy and Greatgrand, amounted to 201.6 million Renminbi (or approximately US$29.4 million).  Our interest in those subsidiaries is through our interest in GEPI, which has an 84% interest in HGEP.  If GEPH exercised its option to acquire 60% of GEPI, our portion of the value of those subsidiaries would be approximately 33.6%.  33.6% of 201.6 million Renminbi is 67.7 million Renminbi (or approximately US$9.9 million).

All intercompany gains and losses discussed in this subsection have been eliminated in the consolidation.  All of the above currency translations were made at an exchange rate of US$1:RMB0.146.

Advances from GEPH

In 2009, GEPH provided us with advances of capital for working capital use. All amounts advanced to us by GEPH since January 1, 2009 were interest free and had no fixed terms of repayment.  No interest has been due or paid on the advances since January 1, 2009. As of December 31, 2009, advances from GEPH totaled $16,431,222, and as of February 28, 2010, they totaled $16,522,234. The largest aggregate amount of advances outstanding during 2009 was $16,431,222.  We did not repay any advances in 2009.

Advances to GEPH

In 2009, we provided GEPH with advances of capital. We made these advances to GEPH and its subsidiaries, including United Joy, Upjoy and Greatgrand, prior to our acquisition of an interest in those entities on December 31, 2009. All amounts that we advanced to GEPH in 2009 bore interest at 9% per annum and had no fixed terms of repayment.  GEPH paid us $39,985 on these advances in 2009.  As of December 31, 2009 and February 28, 2010, we had no advances to GEPH outstanding. The largest aggregate amount of advances outstanding during 2009 was $450,188.

Sales to GEPH

During our fiscal year ended December 31, 2009, the operating entities sold PET CSD bottles, OEM water bottles and other materials to GEPH in an aggregate amount of $1,391,949.  There were no supply agreements or other contracts governing theses sales.  We believe that these sales were made at the prevailing sales price in the market and were on terms similar to other purchasers of these items from the operating entities.

Purchases from GEPH

During our fiscal year ended December 31, 2009, the operating entities purchased PET CSD bottles, OEM water bottles and other materials from GEPH in an aggregate amount of $402,466.  There were no supply agreements or other contracts governing these purchases.  We believe that these sales were made at the prevailing price in the market and were on terms similar to other sellers of these items to the operating entities.

Loan Guarantees

The operating entities have entered into arrangements with several banks to borrow funds on a short term basis to purchase raw materials or finance the business operations of the Company. Bank loans as of December 31, 2009 included Hong Kong Dollar (“HKD”) and RMB bank loans.  As of December 31, 2009, these loans totaled $11,102,725 with interest rates ranging from 4.9% to 10.8% and terms ranging from early 2010 to early 2015.  Each of these loans have been guaranteed by several related parties, including
●	our director, Mr. Stetson Chung,
●	our directors wife, Ms. Christine Wong,
●	our majority shareholder, Mr. Guy Chung, and
● several companies controlled by Mr. Guy Chung, including GEPH, Great East Packaging (Hong Kong) Limited, Janwise Limited and Shanghai Great East Packaging Co. Ltd.

Director Independence

The Company’s sole director is not an “independent director” within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Securities Act of 1934, as amended.

Item 14.	Principal Accountant Fees and Services

On January 14, 2008, the Company engaged Madsen & Associates CPA Inc. (“Madsen”) as its new principal independent accountants. The decision to engage Madsen as the Company’s principal independent accountants was approved by the Company’s Board of Directors on April 18, 2008.  During the Company’s fiscal years ended December 31, 2007 and 2006 and through January 14, 2008, the Company did not consult with Madsen on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and Madsen did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The Company paid the following fees to its auditors during its fiscal years ended December 31, 2009 and 2008:

Fee Category	2009	2008
Audit fees – Madsen	$52,600	$42,370

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and review of the final financial statements included in our annual reports on Form 10-K.

Audit Related Fees

We did not incur any audit-related fees with Madsen for the years ended December 31, 2009 and 2008.

Tax Fees

We did not incur any tax fees with Madsen for the years ended December 31, 2009 and 2008.

All Other Fees

We did not incur any fees with Madsen for other professional services rendered for the years ended December 31, 2009 or 2008.

Pre-Approval of Services

The Board of Director’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Board may also pre-approve particular services on a case-by-case basis.

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

(b) Exhibits

The following Exhibits are filed as part of this report:

Exhibit No.	Description
10.1	Restructuring Agreement, dated December 30, 2009, between Great East Bottles & Drinks (BVI) Inc. and Great East Packaging Holdings Limited (English translation)
10.2	Subscription Agreement, dated December 30, 2009, between Upjoy Holdings Limited and Great East (Overseas) Packaging Limited (English translation)
10.3	Subscription Agreement, dated December 30, 2009, between United Joy International Limited and Great East (Overseas) Packaging Limited (English translation)
10.4	Subscription Agreement, dated December 30, 2009, between Greatgrand Global Limited and Great East (Overseas) Packaging Limited (English translation)
10.5	Agreement, dated December 30, 2009, among Great East Bottles & Drinks (BVI) Inc., Top Sharp Investments Limited and Best Key Investment Limited (English translation)
10.6	Option Agreement, dated December 30, 2009, between Great East Packaging International Limited and Great East Packaging Holdings Limited (English translation)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934
31.2	Certification of the Acting Principal Accounting Officer and Principal Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934
32.1	Certificate of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of the Acting Principal Accounting Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC

March 23, 2010	By:	/s/ Stetson Chung
		Name:	Stetson Chung
		Title:	Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 23, 2010	By:	/s/ Stetson Chung
		Name:	Stetson Chung
		Title:	Chief Executive Officer, President and Director

March 23, 2010	By:	/s/ Danny Poon
		Name:	Danny Poon
		Title:	Chief Financial Officer (Acting Principal Accounting Officer)

To the Board of Directors and Shareholders of
Great East Bottles and Drinks (China) Holdings, Inc. and subsidiaries
Hong Kong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Great East Bottles and Drinks (China) Holdings, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008 and the consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the two year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations and cash flows for each of the years in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

s/Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
March 23, 2010
Salt Lake City, Utah

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,630,739	$207,308
Restricted cash	9,771,965	5,678,732
Accounts receivable	5,620,841	3,987,739
Inventories, net	4,348,410	4,474,969
Prepaid expenses and other receivables	2,074,952	2,336,141
Total current assets	23,446,907	16,684,889

PROPERTY, PLANT & EQUIPMENT, NET	33,661,061	33,909,117

LAND USE RIGHTS, NET	614,116	636,680

TOTAL ASSETS	$57,722,084	$51,230,686

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$4,632,352	$4,653,505
Notes payable	1,725,727	2,303,646
Accrued expenses and other payables	1,470,897	1,223,879
Amount due to a related party	16,431,222	15,493,979
Taxes payable	537,520	735,758
Current maturities of long-term bank loans	7,967,013	4,829,870
Total current liabilities	32,764,731	29,240,637

LONG-TERM BANK LOAN	3,135,712	4,791,966

TOTAL LIABILITIES	35,900,443	34,032,603

SHAREHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; $0.01 par value; 40,200,000 and 40,000,000 shares issued and outstanding in 2009 and 2008, respectively	402,000	400,000
Additional paid in capital	3,335,106	3,237,106
PRC statutory reserves	919,146	830,672
Retained earnings/(accumulated deficit)	658,399	(198,860)
Accumulated other comprehensive income	1,557,163	1,613,808
Total shareholders’ equity attributable to Great East Bottles & Drink (China) Holdings, Inc. and subsidiaries	6,871,814	5,882,726

Noncontrolling interests	14,949,827	11,315,357

TOTALSHAREHOLDERS’ EQUITY	21,821,641	17,198,083

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,722,084	$51,230,686

See accompanying notes to consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2009 and 2008

	2009	2008

REVENUE	$47,845,825	$44,478,224

COST OF SALES	35,909,267	34,868,946

GROSS MARGIN	11,936,558	9,609,278

EXPENSES
Selling and distribution	1,031,579	785,131
General and administrative	4,418,799	2,937,253
TOTAL OPERATING EXPENSE	5,450,378	3,722,384

OPERATING INCOME	6,486,180	5,886,894

OTHER INCOME/(EXPENSE)
Other income	450,924	431,992
Interest income	167,043	347,237
Interest expense	(755,567)	(867,395)
Other expenses	(608,082)	(940,124)
TOTAL OTHER EXPENSE	(745,682)	(1,028,290)

INCOME BEFORE PROVISION FOR INCOME TAXES	5,740,498	4,858,604

PROVISION FOR INCOME TAXES	1,159,279	948,949

INCOME FROM CONTINUING OPERATIONS	4,581,219	3,909,655

DISCONTINUED OPERATIONS
Income from discontinued operations	-	1,311
Loss on disposal of subsidiary	-	(31,405)
LOSS FROM DISCONTINUED OPERATIONS	-	(30,094)

NET INCOME	$4,581,219	$3,879,561

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,635,486	2,559,589

NET INCOME ATTRIBUTABLE TO GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES	945,733	1,319,972

OTHER COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
(Loss)/gain on foreign exchange translation	(56,645)	701,569

COMPREHENSIVE INCOME ATTRIBUTABLE TO GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES	$889,088	$2,021,541

EARNINGS PER SHARE, BASIC AND DILUTED	$0.02	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	40,083,836	40,000,000

See accompanying notes to consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2009 and 2008

	Common stock
	Number of shares	Amount	Additional paid incapital	Capital reserves	(Accumulated deficit)/ retained earnings	Accumulated other comprehensive income	Shareholders’ equity attributable to Great East Bottles & Drinks (China) Holdings, Inc. and subsidiaries	Non-controlling interest	Total equity

Balance at January 1, 2008	8,000,000	$80,000	$3,467,106	$732,160	$(1,418,962)	$912,239	$3,772,543	$7,353,010	$11,125,553

Net income for the year	-	-	-	-	1,319,972	-	1,319,972	2,559,589	3,879,561

1 for 5 forward split	32,000,000	320,000	(320,000)	-	-	-	-	-	-

Non-cash capital contribution by an officer	-	-	90,000	-	-	-	90,000	-	90,000

Utilization during the year	-	-	-	(1,358)	-	-	(1,358)	-	(1,358)

Transfer from retained earnings to PRC statutory reserves	-	-	-	99,870	(99,870)	-	-	-	-

Foreign currency translation adjustments	-	-	-	-	-	701,569	701,569	1,402,758	2,104,327

Balance at December 31, 2008 and January 1, 2009	40,000,000	$400,000	$3,237,106	$830,672	$(198,860)	$1,613,808	$5,882,726	$11,315,357	$17,198,083

Net income for the year	-	-	-	-	945,733	-	945,733	3,635,486	4,581,219

Stock issued for services at $.50 per share	200,000	2,000	98,000	-	-	-	100,000	-	100,000

Transfer from retained earnings to PRC statutory reserves	-	-	-	88,474	(88,474)	-	-	-	-

Foreign currency translation adjustments	-	-	-	-	-	(56,645)	(56,645)	(1,016)	(57,661)

Balance at December 31, 2009	40,200,000	$402,000	$3,335,106	$919,146	$658,399	$1,557,163	$6,871,814	$14,949,827	$21,821,641

See accompanying notes to consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities
Net income	$4,581,219	$3,879,561
Less: Net income attributable to noncontrolling interests	3,635,486	2,559,589

Net income attributable to Great East Bottles & Drinks (China) Holdings, Inc. and Subsidiaries	945,733	1,319,972
Adjustments to reconcile net income to net cash flows provided by operating activities for:
Depreciation	3,285,260	2,621,025
Amortization of land use right	15,624	15,434
Stock issued for services	100,000	-
Net income attributable to noncontrolling interest	3,635,486	2,559,589
Non cash contribution by an officer	-	90,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,633,102)	(198,404)
Decrease in inventories	126,559	79,209
Decrease/(increase) in prepaid expenses and other receivables	261,189	(1,539,365)
Decrease in other assets	-	275
(Decrease)/increase in accounts payable	(21,153)	1,588,517
Decrease in taxes payable	(198,238)	(29,075)
Increase in accrued expenses and other payables	247,018	388,839

Net cash provided by operating activities	6,764,376	6,896,016

Cash flows from investing activities
Purchase of plant and equipment	(3,028,969)	(10,203,994)

Net cash used in investing activities	(3,028,969)	(10,203,994)

Cash flows from financing activities
Proceeds from bank loans	6,293,627	7,103,993
Repayment of bank loans	(4,861,795)	(7,444,293)
(Decrease)/increase in notes payable	(577,919)	1,217,690
Increase/(decrease) in amount due to a related party	937,243	(91,169)
Decrease in capital reserve	-	(1,358)
(Decrease)/increase in restricted cash	(4,093,233)	1,716,010

Net cash (used in)/provided by financing activities	(2,302,077)	2,500,873

Net increase/(decrease) in cash and cash equivalents	1,433,330	(807,105)

Effect of foreign exchange rate changes	(9,899)	794,815

Cash and cash equivalents at beginning of year	207,308	219,598

Cash and cash equivalents at end of year	$1,630,739	$207,308

Supplemental disclosure of cash flows information:
Cash paid for interest	$755,567	$867,395
Cash paid for income taxes	$1,206,884	$1,065,083

Non cash financing activities:
Stock issued for services	$100,000	$-
Officer compensation contributed to additional paid-in capital	$-	$90,000

See accompanying notes to consolidated financial statements

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great East Bottles & Drinks (China) Holdings, Inc. and subsidiaries (the “Company”) are a group of manufacturers producing beverage bottles and OEM bottled water in the People’s Republic of China (“PRC” or “China”).

At December 31, 2009, details of the Company’s subsidiaries are as follows:

Name	Place of incorporation	Effective ownership	Principal activities

Great East Bottles & Drinks (BVI) Inc., formerly known as Citysky Investment Holding Inc (“GEBD BVI” or “Citysky”)	BVI	100%	Investment holdings

Great East Bottles & Drinks Holdings, Limited	Hong Kong	100%	Provision of management services for group companies

Great East Packaging International Limited (“GEPI”)	BVI	33.6%	Investment holding

Great East Packaging (Nanjing) Limited (“GEPNJ”)	BVI	33.6%	Investment holding

Great East Packaging (Xian) Limited (“GEPXA”)	BVI	33.6%	Investment holding

Hangzhou Great East Packaging Co., Limited (“HZGE”)	PRC	33.6%	Production of beverage bottles

Nanjing Great East Packaging Co., Limited (“NJGE”)	PRC	33.6%	Production of beverage bottles

Xian Great East Packaging Co., Limited (“XAGE”)	PRC	33.6%	Production of beverage bottles

Upjoy Holdings Limited (“Upjoy”)	BVI	33.6%	Investment holding

United Joy International Limited (“United Joy”)	BVI	33.6%	Investment holding

Greatgrand Global Limited (“Greatgrand”)	BVI	33.6%	Investment holding

Hangzhou Crystal Pines Beverages & Packaging Co. Ltd (“HZCP”)	PRC	33.6%	Production of OEM bottled water

Nanjing Crystal Pines Beverages & Packaging Co. Ltd (“NJCP”)	PRC	33.6%	Production of OEM bottled water

Shenyang Great East Packaging Co. Ltd (“SYGE”)	PRC	33.6%	Production of OEM bottled water

Great East (Overseas) Packaging Limited (“GEOP”)	Hong Kong	33.6%	Investment holdings

In June 2008, Hangzhou Crystal Pines opened a branch in Taizhou city, Zhejiang province of the PRC, which engages in the same business as Hangzhou Crystal Pines.

In July 2008, Nanjing Crystal Pines setup opened a branch in Hefei city, Anhui province of the PRC, which engages in the same business as Nanjing Crystal Pines.

On August 10, 2009, Citysky formed Great East Bottles & Drinks Holdings, Limited, a wholly owned subsidiary registered in Hong Kong. The new subsidiary has authorized and issued 10,000 common shares of HK$1 each, and is principally engaged in the provision of management services for group companies.

On August 19, 2009, Citysky changed its name to Great East Bottles & Drinks (BVI) Inc.

NOTE 2 – REORGANIZATION

On December 30, 2009, the Company reorganized by transferring effectively 60% of its equity interests in its three operating subsidiaries (as owned through GEPI) to GEPH, in return for effectively a 33.6% equity ownership interest in three other operating entities previously owned by GEPH. The Company and GEPH are affiliated through majority common ownership by Mr. Guy A-Tsan Chung.

This reorganization was accounted for as a transfer of entities under common control in a manner similar to a pooling of interests. Accordingly, the financial statements of the commonly controlled entities have been combined retrospectively, as if the transaction had occurred as of the beginning of the periods presented.

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

Despite a less than majority percentage of ownership, the Company is consolidating all entities listed in Footnote 1 with effective ownership percentages of 33.6%, in accordance with ASC 810 due to the following facts:

-	The Company possesses controlling power through voting rights to direct the activities of these entities that most significantly impact the entity’s economic performance, and
-	The Company has the obligation to absorb losses of these entities, if any.

All assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interest.

The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Economic and Political Risk

The Company’s major operations are conducted in China. Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC’s economy may influence the Company’s business, financial condition, and results of operations.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains bank accounts in Hong Kong and China.

(c)	Restricted cash

As of December 31, 2009 and 2008, restricted cash consisted of cash pledged as deposits for bankers’ notes facilities.

(d)	Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. There were no bad debts incurred for accounts receivables during the years ended December 31, 2009 and 2008. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. As the Company’s sales are primarily to United States customers with excellent credit ratings and since Company has incurred minimal bad debts in the past, no allowance for doubtful accounts has been recorded as of December 31, 2009 or 2008.

(e)	Prepaids and Other Receivables

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

(f)	Inventories

Inventories consisting of raw materials, work-in-progress, goods in transit and finished goods are stated at the lower of cost or net realizable value. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Inventory costs are calculated using a weighted average, first in first out (FIFO) method of accounting.  Provision for slow moving inventories for the years ended December 31, 2009 and 2008 was nil and $93,768, respectively.

(g)	Property, Plant and Equipment, Net

Property, plant and equipment are carried at cost less accumulated depreciation. The cost of maintenance and repairs is charged to operations as incurred, whereas significant renewals and improvements are capitalized. The cost and the related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

(h)	Land use rights

According to the law of PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government for 40 to 50 years.

(i)	Depreciation and Amortization

The Company provides for depreciation of plant and equipment by use of the straight-line method for financial reporting purposes.

Plant and equipment are depreciated over the following estimated useful lives:

Building	20 years
Leasehold improvement	5 years
Office equipment	5 years
Machinery and equipment	5 – 15 years
Transportation equipment	5 years

Land use rights are amortized over 50 years.

Depreciation expense for the years ended December 31, 2009 and 2008 was $3,285,260 and $2,621,025, respectively.

Amortization expense for the years ended December 31, 2009 and 2008 was $15,624 and $15,434, respectively.

(j) Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future events that could differ materially from actual results. There were no impairments of long-lived assets for the years ended December 31, 2009 and 2008.

(k) Income Tax

Income taxes are based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company periodically assesses the need to establish valuation allowances against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized.

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate was 25% for the years ended December 31, 2009 and 2008, respectively.  At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by the PRC.

(l) Fair Value of Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses and other receivables, tax recoverable, accounts payable, accrued expenses and other payables, note payables, taxes payable and amount due to a related party.

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

(m) Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

a)	Persuasive evidence of an arrangement exists,
b)	Delivery has occurred,
c)	The seller’s price to the buyer is fixed or determinable, and
d)	Collectability is reasonably assured.

(n) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2009 and 2008, there were no dilutive securities outstanding.

(o) Use of Estimates

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

(p) Retirement Benefits

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

(q) Comprehensive Income

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

(r) Foreign Currency Translation

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

	2009	2008

Year end RMB : US$ exchange rate	0.1468	0.1458
Average yearly RMB : US$ exchange rate	0.1464	0.1446

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

(s) Share-based payments

The Company recognizes compensation expense for all stock-based payment awards made to employees, contractors and non-employee directors. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period.

Share-based payments (stock issued for services) charged to administrative expenses for the years ended December 31, 2009 and 2008 were $100,000 and nil, respectively.

(t) Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the "FASB") issued guidance which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative GAAP. All existing accounting standards are superseded by the Codification, and all other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but did change the way GAAP is organized and presented. The Codification was effective for interim and annual periods ending after September 15, 2009, and the Company adopted the provisions of the Codification beginning with financial statements issued after September 15, 2009. The impact on the Company’s financial statements is limited to disclosures, in that references to authoritative accounting literature no longer reference the prior guidance.

In August 2009, the FASB issued additional guidance clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition the amendments clarify that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendment also clarifies how the price of a traded debt security (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. The amendments were effective immediately. The adoption of this amendment did not have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued guidance that supersedes certain previous rules relating to how a company allocates consideration to all of its deliverables in a multiple-deliverable revenue arrangement. The revised guidance eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration and alternatively requires that the relative-selling-price method be used in all circumstances in which an entity recognizes revenue for an arrangement with multiple-deliverables. The revised guidance requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption. All entities must adopt the revised guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010 with earlier adoption allowed. Entities may elect to adopt the guidance through either prospective application or through retrospective application to all revenue arrangements for all periods presented. The Company plans to adopt the revised guidance effective January 1, 2011. The Company does not believe the adoption of this new guidance will have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued a standard update that clarifies the scope and establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interest of a subsidiary. This standard update is effective beginning with the interim or annual reporting period ending on or after December 15, 2009. The Company began applying this new amendment in its December 31, 2009 financial statements. The adoption of this amendment did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued an update to ASC 810, Consolidation, which gives guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (I) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.

Partially Owned Entities: In determining whether we have a controlling interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we have power over significant activities of the entity and the obligation to absorb a majority of the entity’s expected losses, if they occur, or receive a majority of the expected residual returns, if they occur, or both. We have concluded that we do not control a partially owned entity if the entity is not considered a variable interest entity and the approval of all of the partners/members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the hiring of a chief executive officer, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing secured by assets of the venture.

NOTE 5 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable as of the balance sheet dates are summarized as follows:

	2009	2008

Accounts receivable	$5,620,841	$3,987,739
Less: Allowance for doubtful accounts	-	-

Accounts receivable, net	$5,620,841	$3,987,739

NOTE 6 – RESTRICTED CASH

Amount represents restricted cash pledged as deposits for bankers’ notes facilities (Notes payable – see Footnote 12). As of December 31, 2009 and 2008, restricted cash is summarized as follows:

	As of December 31,
	2009	2008

China Construction Bank	$3,155,182	$3,488,114
Bank of China	1,407,064	1,458,367
Industrial and Commercial Bank of China	-	72,919
Guangdong Development Bank	2,641,548	659,332
China Merchants Bank	2,568,171	-

	$9,771,965	$5,678,732

NOTE 7 – INVENTORIES

Inventories as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Raw materials	$1,610,478	$1,602,689
Work-in-progress	1,724,006	2,130,942
Finished goods	669,546	800,198
Goods-in-transit	344,380	34,908
Less: Provision for slow moving inventories	-	(93,768)

Total	$4,348,410	$4,474,969

Provision for slow moving inventories for the year ended December 31, 2008 was $93,768. The amount was charged off against gross inventories during the year ended December 31, 2009.

NOTE 8 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Prepaid expenses	$1,384,234	$1,658,051
Other receivables	689,423	528,421
Tax recoverable	1,295	149,669
Total	$2,074,952	$2,336,141

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned and operated by the Company’s subsidiaries in China. Property, plant and equipment as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008

At cost:
Building	$5,797,374	$5,847,302
Machinery	45,979,781	43,176,811
Office equipment	813,026	1,134,841
Leasehold improvements	1,115,099	891,856
Transportation vehicles	1,044,435	1,059,950
Construction in progress	3,981,197	3,893,983
	58,730,912	56,004,743

Less: Accumulated depreciation/amortization	$(25,069,851)	$(22,095,626)

Property, plant and equipment, net	$33,661,061	$33,909,117

As of December 31, 2009 and 2008, certain property, plant and equipment with net book value of $4,062,438 and $4,489,243 were pledged to secure the Company’s bank borrowings.

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was $3,285,260 and $2,621,025, respectively. The allocation of depreciation expense for years ended December 31, 2009 and 2008 is summarized as follows:

	2009	2008

Included in cost of sales	$3,200,575	$2,514,802
Included in general and administrative expenses	84,685	106,223

Total depreciation and amortization expense	$3,285,260	$2,621,025

NOTE 10 – LAND USE RIGHTS

Land use rights as of December 31, 2009 and 2008 is summarized as follows:

	2009	2008
At cost:
Land use rights	$773,754	$779,863

Less: Accumulated amortization	(159,638)	(143,183)

Total	$614,116	$636,680

Amortization expense for the years ended December 31, 2009 and 2008 was $15,624 and $15,434, respectively.

As of December 31, 2009 and 2008, the Company’s land use right was pledged to secure certain bank loans.

NOTE 11 –NOTES PAYABLE

Banks issue notes to the Company’s suppliers payable at any time prior to a maturity date as part of the credit facility granted to the Company.  Should the supplier want to call the note prior to maturity, the bank would satisfy the note at a discount, and then be paid the full face amount of the note by the Company, at maturity.  The Company is also required to make certain deposits into its bank accounts at the date of issue and until maturity.  As such, there is no interest payable by the Company to the banks under this credit facility, and Company payments are always due at the maturity date.

As of the balance sheet dates, the Company’s notes payable were summarized as follows:

	Maturity date	2009	2008

China Construction Bank	Jan 2009	$-	$247,922
China Construction Bank	Feb 2009	-	408,343
China Construction Bank	Mar 2009	-	218,755
DBS Bank (Hong Kong) Limited	Mar 2010	439,851	-
DBS Bank (Hong Kong) Limited	Jan 2010	145,608	-
DBS Bank (Hong Kong) Limited	Jan 2010	146,753	-
DBS Bank (Hong Kong) Limited	Jan 2009	-	820,304
DBS Bank (Hong Kong) Limited	Apr 2009	-	54,142
Bank of China	Jan 2010	626,634	-
Bank of China	Mar 2010	366,881	-
Bank of China	Feb 2009	-	291,674
Bank of China	May 2009	-	262,506

Total notes payable		$1,725,727	$2,303,646

As of the balance sheet dates, all the notes of the Company are repayable within one year. Finance charges in connection with discounted notes for the years ended December 31, 2009 and 2008 were $322,516 and $521,274, respectively.

NOTE 12 – AMOUNT DUE TO A RELATED PARTY

Amount due to a related party as of December 31, 2009 and 2008 represents advances from GEPH for the Company’s working capital use. The amount is interest free and has no fixed terms of repayment. GEPH is considered as a related party as the Company’s majority shareholder, Mr. Guy A-Tsan Chung, owned 73.88% of the Company and was an affiliate of GEPH as of December 31, 2009.

NOTE 13 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	2009	2008

Deposit received in advance from customers	$527,287	$267,352
Accrued expenses	264,795	206,176
Other payables	678,815	750,351

Total	$1,470,897	$1,223,879

Other payables are non interest bearing and are payable within a year.

NOTE 14 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	2009	2008

Income tax payables	$215,705	$263,310
Value added tax and other tax payables	321,815	472,448

Total	$537,520	$735,758

NOTE 15 – BANK LOANS

Bank loans of the Company as of December 31, 2009 and 2008 were summarized as follows:

	Interest rate		Bank loan balance
	as of December 31,		as of December 31,
Name of bank	2009	2008	2009	2008

China Construction Bank	5.310%	7.470%	1,467,527	875,020
Industrial and Commercial Bank of China	4.860% to 5.841%	7.920% to 8.217%	587,010	1,283,363
Bank of Communication	5.841%	7.330%	1,467,527	1,166,694
DBS Bank (Hong Kong) Limited	6.910% to 10.836%	9.180%	2,757,622	3,958,215
Hang Seng Bank Limited	7.000%	7.750%	2,034,738	2,338,544
China Merchants Bank	5.841%	N/A	1,320,774	-
Shanghai Pudong Development Bank	5.840%	N/A	1,467,527	-
			$11,102,725	$9,621,836

Less:
Repayable after one year but within two years			(1,319,076)	(1,665,437)
Repayable after two years but within five years			(1,720,290)	(2,588,691)
Repayable after five years			(96,346)	(537,838)

Current portion			7,967,013	4,829,870

The maturity dates for the above bank loan are summarized as follows:

			Bank loan balance
			As of December 31,
Name of bank	Drawn down currency	Due date	2009	2008

China Construction Bank	RMB	May-10	$1,467,527	$-
China Construction Bank	RMB	Apr-09	-	875,020
Industrial and Commercial Bank of China	RMB	Jan-10	146,753	-
Industrial and Commercial Bank of China	RMB	Oct-10	440,258	-
Industrial and Commercial Bank of China	RMB	Sep-09	-	845,853
Industrial and Commercial Bank of China	RMB	Sep-09	-	437,510
Bank of Communication	RMB	Jul-10	733,763	-
Bank of Communication	RMB	Aug-10	733,763	-
Bank of Communication	RMB	Jun-09	-	1,166,694
DBS Bank (Hong Kong) Limited	RMB	Nov-12	1,301,899	1,677,799
DBS Bank (Hong Kong) Limited	RMB	Mar-11	84,337	135,216
DBS Bank (Hong Kong) Limited	RMB	Mar-11	33,721	59,730
DBS Bank (Hong Kong) Limited	RMB	Mar-12	166,878	237,653
DBS Bank (Hong Kong) Limited	RMB	Apr-11	629,010	1,031,558
DBS Bank (Hong Kong) Limited	RMB	Jun-11	541,777	816,259
Hang Seng Bank Limited	HKD	Feb-15	1,010,665	1,163,054
Hang Seng Bank Limited	HKD	Mar-15	1,024,073	1,175,490
China Merchants Bank	RMB	Feb-10	1,320,774	-
Shanghai Pudong Development Bank	RMB	Dec-10	1,467,527	-
			$11,102,725	$9,621,836

The bank loans were secured and guaranteed by the following:

Secured by:	Machineries of the Company
Land and buildings of the Company

Guaranteed by:	Sole director of the Company
Mr. Stetson Chung – (i)

Group companies
Hangzhou Great East Packaging Co. Limited
Hangzhou Crystal Pines Beverages & Packaging Company Limited
Nanjing Great East Packaging Co. Limited
Shenyang Great East Packaging Co. Ltd.

Related parties
Mr. Chung A Tsan Guy
Ms. Christine Wong – (ii)
Great East Packaging Holdings Limited – (iii)
Janwise Limited – (iii)
Great East Packaging (Hong Kong) Limited – (iii)
Shanghai Great East Packaging Co. Ltd. – (iii)

(i)	Mr. Stetson Chung is also the directors of the Company’s subsidiaries in the PRC.
(ii)	Ms. Christine Wong is the spouse of Mr. Stetson Chung.
(iii)	These companies are considered as related parties, as Mr. Guy A-Tsan Chung, who owned 73.88% of the Company, was an affiliate of these companies as of December 31, 2009.

Interest expenses for the bank loan for the years ended December 31, 2009 and 2008 were $755,567 and $867,395, respectively.

NOTE 16 – COMMON STOCK

The Company has 375,000,000 authorized shares, $0.01 par value, of common stock as of December 31, 2009 and 2008.

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

In July 2009, we issued to a consultant 200,000 shares of our common stock in exchange for professional services rendered. Based on the share price of $.50 per share on the grant date, the fair value of these issued shares is $100,000. This non-cash compensation is recorded as a component of the Company’s general and administrative expense for the year ended December 31, 2009.

NOTE 17 – EARNINGS PER SHARE

Earnings per share for the years ended December 31, 2009 and 2008 is analyzed as follows:

	2009	2008

Net income attributable to Great East Bottles & Drinks (China) Holdings, Inc. and Subsidiaries	$945,733	$1,319,972

Weighted average number of shares	40,083,836	40,000,000

Earnings per share	$0.02	$0.03

The calculation of weighted average number of shares for the year ended December 31, 2009 is illustrated as follows:

	2009
	Number of shares	Weighted average number of shares

At January 1, 2009	40,000,000	40,000,000
Share issuance completed at close of July 31, 2009	200,000	83,836

At December 31, 2009	40,200,000	40,083,836

As of December 31, 2009 and 2008, there were no dilutive securities outstanding.

NOTE 18 – ADDITIONAL PAID-IN CAPITAL

In July 2009, the Company issued 200,000 shares of our common stock to a consultant in exchange for professional services rendered. The fair value of the share based payment is $100,000, and the premium over par value of $98,000 was credited to the Company’s additional paid-in capital.

In 2008, the Chief Executive Officer of the Company contributed his compensation for the year of $90,000 to the Company’s additional paid-in capital.

NOTE 19 – PRC STATUTORY RESERVES

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

NOTE 20 – SEGMENT INFORMATION

The Company has determined that it operates in only one segment as the production of beverage bottles and OEM bottled water are similar operations, exposed to similar risks and have the same decision making channels.

NOTE 21 – INCOME TAX

The provisions for income taxes for each of the two years ended December 31 are summarized as follows:

	2009	2008

Current	$1,159,279	$920,640
Underprovision in prior year	-	28,309
	1,159,279	948,949
Deferred	-	-

Total	$1,159,279	$948,949

There are no timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

A reconciliation of the expected tax with the actual tax expense is as follows:

	2009		2008
	Amount	%	Amount	%

Income before provision for income taxes	$5,740,498		4,858,604

Expected PRC income tax expense at statutory tax rate of 25%	1,435,125	25.0	1,214,651	25.0
Tax exemption	(701,645)	(12.2)	(113,904)	(2.3)
Tax loss utilized from previous periods	-	-	(67,041)	(1.5)
Underprovision in prior year	-	-	28,309	0.6
Tax effect of income not subject to tax	-	-	(113,066)	(2.3)
Tax effect of expenses not deductible	425,799	7.4	-	-

Actual tax expense	$1,159,279	20.2	$948,949	19.5

(i)
The Company’s subsidiaries in PRC are subject to PRC income tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC. NJCP, HZCP and SYGE each enjoys a tax holiday for the year of 2008 and 2009, and the corresponding assessable profits are exempted from income tax.

(ii)	BVI companies are not subject to tax in accordance with the relevant tax laws and regulations of the BVI.
(iii)	The Hong Kong companies did not generate any assessable profits since their incorporation and therefore are not subject to Hong Kong tax.

NOTE 22 – OTHER INCOME

Other revenue for the years ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Sale of scrapped materials	$184,791	$272,031
PRC government subsidy	31,628	-
Foreign currency exchange gain	142,382	73,571
Others	92,123	86,390

Total	$450,924	$431,992

NOTE 23 – INTEREST INCOME

Interest income for the years ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Interest income	$127,058	$238,960
Interest income from a related party	39,985	108,277

Total	$167,043	$347,237

In the second quarter of 2009, and the first half of 2008, GEPI, GEPNJ and GEPXA and their subsidiaries in the PRC recorded a net amount due from GEPH. The net amount due from GEPH, if any, bears a 9% interest per annum, calculated by using the effective interest method by applying the rates to the net carry amount of the assets. Interest income accrued for 2009 and 2008 was $39,985 and $108,277, respectively.

GEPI, GEPNJ and GEPXA and their PRC subsidiaries were the original subsidiaries of the Company before the Reorganization as stated in Footnote 2.

NOTE 24 – OTHER EXPENSES

Other expenses for the years ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Finance charges on discounted notes	$322,516	$521,274
Other finance handling charges	184,129	150,212
Other interest expenses	46,217	204,364
Others	55,220	64,274

Total	$608,082	$940,124

NOTE 25 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following material transactions with GEPH for the years ended December 31, 2009 and 2008:

	2009	2008

Sale of beverage bottles, OEM bottled water and materials	$1,391,949	$2,174,257

Purchase of bottles and materials
- Included in cost of sales	$377,316	$607,933
- Included in inventories	25,150	49,469
Total purchase from GEPH	$402,466	$657,402

The above transactions were entered into by the Company in the normal course of business.

NOTE 26 – CONCENTRATION OF CREDIT RISK

For the years ended December 31, 2009 and 2008, the customers who account for 10% or more of sales of the Company are presented as follows:
	2009		2008
	Sales	%	Sales	%

Swire BCD Company Limited and its group companies	$38,194,525	79.8	$31,192,928	70.1

Swire BCD Group is franchised to manufacture, market and distribute products of the Coca-Cola in China.

NOTE 27 – CONTINGENCIES AND COMMITMENTS

As of December 31, 2009, NJGE and XAGE, the subsidiaries of the Company, had arranged three non-cancelable operating leases with three third parties for their production plants.   The expected annual lease payments under these operating leases are as follows:

December 31,
2009
For the year ended December 31,
2010	$21,132
2011	21,132
2012	21,132

Total	$63,396

NOTE 28 – SUBSEQUENT EVENT

The Company has evaluated for disclosure all subsequent events occurring through March 23, 2010, the date the financial statements were issued and filed with the United States Securities and Exchange Commission.