Form 10-Q
period 2010-03-31
Great East Bottles & Drinks (China) Holdings, Inc
filed 2010-05-24
CIK 1382112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-139008

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS

(Exact name of registrant as specified in its charter)

Florida	59-2318378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

203 Hankow Center, 5-15 Hankow Road
Tsimshatsui, Kowloon, Hong Kong	n/a
(Address of principal executive offices)	(Zip Code)

(852) 2192-4808

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act. Yes☐   No ☐

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of Common Stock, $0.01 par value, outstanding on May 21, 2010, was 40,200,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$207,243	$1,630,739
Restricted cash	11,214,029	9,771,965
Accounts receivable	7,848,176	5,620,841
Inventories	4,785,785	4,348,410
Amount due from a related party	2,011,571	-
Prepaid expenses and other receivables	2,336,791	2,074,952
Total current assets	28,403,595	23,446,907
PROPERTY, PLANT & EQUIPMENT, NET	31,647,686	33,661,061
LAND USE RIGHTS, NET	610,209	614,116
TOTAL ASSETS	$60,661,490	$57,722,084

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$5,273,588	$4,632,352
Notes payable	19,712,618	1,725,727
Accrued expenses and other payables	2,017,945	1,470,897
Amount due to a related party	-	16,431,222
Taxes payable	784,879	537,520
Current maturities of long-term bank loans	9,491,380	7,967,013
Total current liabilities	37,280,410	32,764,731
LONG-TERM BANK LOAN	2,702,684	3,135,712

TOTAL LIABILITIES	39,983,094	35,900,443
SHAREHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; $0.01 par value; 40,200,000 shares issued and outstanding	402,000	402,000
Additional paid in capital	3,335,106	3,335,106
PRC statutory reserves	987,451	919,146
Retained earnings	73,546	658,399
Accumulated other comprehensive income	1,531,098	1,557,163
Total shareholders’ equity attributable to Great East Bottles & Drink (China) Holdings, Inc. and subsidiaries	6,329,201	6,871,814
Noncontrolling interests	14,349,195	14,949,827
TOTAL SHAREHOLDERS’ EQUITY	20,678,396	21,821,641

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,661,490	$57,722,084

See accompanying notes to condensed consolidated financial statements.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended March 31,
	2010	2009

REVENUE	$8,563,674	$9,961,825

COST OF SALES	7,302,197	7,107,930

GROSS MARGIN	1,261,477	2,853,895

EXPENSES
Selling and distribution	244,746	224,052
General and administrative	1,441,337	784,933
TOTAL OPERATING EXPENSE	1,686,083	1,008,985

OPERATING (LOSS)/INCOME	(424,606)	1,844,910

OTHER INCOME/(EXPENSE)
Other income	187,559	198,965
Interest income	108,669	26,840
Interest expense	(192,660)	(249,814)
Other expenses	(579,879)	(229,307)
TOTAL OTHER EXPENSE	(476,311)	(253,316)

INCOME BEFORE PROVISION FOR INCOME TAXES	(900,917)	1,591,594

PROVISION FOR INCOME TAXES	153,302	239,442

NET (LOSS)/INCOME	$(1,054,219)	$1,352,152

NET (LOSS)/INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(537,671)	889,589

NET (LOSS)/INCOME ATTRIBUTABLE TO GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES	(516,548)	462,563

OTHER COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO SHAREHOLDERS
(Loss)/gain on foreign exchange translation	(26,065)	30,200

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$(542,613)	$492,763

(LOSS)/EARNINGS PER SHARE, BASIC AND DILUTED	$(0.013)	$0.012

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	40,200,000	40,000,000

See accompanying notes to condensed consolidated financial statements.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2010	2009
Cash flows from operating activities
Net (loss)/income	$(1,054,219)	$1,352,152
Less: Net income attributable to noncontrolling interests	(537,671)	889,589
Net income attributable to Great East Bottles & Drinks (China) Holdings, Inc. and Subsidiaries	(516,548)	462,563
Adjustments to reconcile net income to net cash flows provided by operating activities for:
Depreciation	829,354	775,642
Amortization of land use right	4,025	3,905
Loss on disposal of property, plant and equipment	214,464	-
Net (loss)/income attributable to noncontrolling interests	(537,671)	889,589
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,227,335)	(1,959,411)
Decrease in inventories	(437,375)	(667,197)
Increase in other assets	-	(33,643)
Increase in prepaid expenses and other receivables	(263,134)	(24,908)
Decrease in amount due from a related party	(2,011,571)	(1,834,636)
Increase/(decrease) in notes payable	17,986,891	(1,147,885)
Increase in accounts payable	641,236	1,548,529
Increase in taxes payable	248,654	318,242
Increase in accrued expenses and other payables	547,048	1,051,222
Net cash provided by/(used in) operating activities	14,478,038	(617,988)

Cash flows from investing activities
Purchase of property, plant and equipment	(217,273)	(1,360,767)
Net cash used in investing activities	(217,273)	(1,360,767)

Cash flows from financing activities
Proceeds from bank loans	2,936,282	993,920
Repayment of bank loans	(1,844,816)	-
(Decrease)/increase in amount due to a related party	(15,238,317)	5,953,007
Decrease in restricted cash	(1,442,064)	(4,738,481)
Net cash (used in)/provided by financing activities	(15,588,915)	2,208,446

Net (decrease)/increase in cash and cash equivalents	(1,328,150)	229,691
Effect of foreign exchange rate changes	(95,346)	26,477
Cash and cash equivalents at beginning of year	1,630,739	207,308

Cash and cash equivalents at end of year	$207,243	$463,476

Supplemental disclosure of cash flows information:
Cash paid for interest	$192,660	$249,814
Cash paid for income taxes	$-	$502,752

Non cash financing activities:
Transfer of property, plant and equipment to related companies	$1,192,905	$-

See accompanying notes to condensed consolidated financial statements.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2010

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great East Bottles & Drinks (China) Holdings, Inc. and subsidiaries (the “Company”) are a group of manufacturers producing beverage bottles and OEM bottled water in the People’s Republic of China (“PRC” or “China”).

At March 31, 2010, details of the Company’s subsidiaries are as follows:

Name	Place of incorporation	Effective ownership	Principal activities

Great East Bottles & Drinks (BVI) Inc. (“GEBD (BVI)”)	BVI	100%	Investment holdings

Great East Bottles & Drinks Holdings, Limited	Hong Kong	100%	Provision of management services for group companies

Great East Packaging International Limited (“GEPI”)	BVI	33.6%	Investment holding

Great East Packaging (Nanjing) Limited	BVI	33.6%	Investment holding

Great East Packaging (Xian) Limited	BVI	33.6%	Investment holding

Hangzhou Great East Packaging Co., Limited	PRC	33.6%	Production of beverage bottles

Nanjing Great East Packaging Co., Limited	PRC	33.6%	Production of beverage bottles

Xian Great East Packaging Co., Limited	PRC	33.6%	Production of beverage bottles

Upjoy Holdings Limited	BVI	33.6%	Investment holding

United Joy International Limited	BVI	33.6%	Investment holding

Greatgrand Global Limited	BVI	33.6%	Investment holding

Hangzhou Crystal Pines Beverages & Packaging Co. Ltd	PRC	33.6%	Production of OEM bottled water

Nanjing Crystal Pines Beverages & Packaging Co. Ltd	PRC	33.6%	Production of OEM bottled water

Shenyang Great East Packaging Co. Ltd	PRC	33.6%	Production of OEM bottled water

Great East (Overseas) Packaging Limited	Hong Kong	33.6%	Investment holdings

On August 10, 2009, GEBD (BVI). formed Great East Bottles & Drinks Holdings, Limited, a wholly owned subsidiary registered in Hong Kong. The new subsidiary has authorized and issued 10,000 common shares of HK$1 each, and is principally engaged in the provision of management services for group companies.

NOTE 2 – REORGANIZATION

On December 30, 2009, the Company reorganized by transferring effectively 60% of its equity interests in its three operating subsidiaries (as owned through GEPI) to Great East Packaging Holdings Limited (“GEPH”), in return for effectively a 33.6% equity ownership interest in three other operating entities previously owned by GEPH. The Company and GEPH are affiliated through majority common ownership by Mr. Guy A-Tsan Chung.

This reorganization was accounted for as a transfer of entities under common control in a manner similar to a pooling of interests. Accordingly, the condensed financial statements of the commonly controlled entities have been combined retrospectively, as if the transaction had occurred as of the beginning of the periods presented.

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended March 31, 2010 and 2009 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2010, the results of its operations and cash flows for the three months ended March 31, 2010 and 2009.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for a full year period.

On December 30, 2009, the Company reorganized by transferring effectively 60% of its equity interests in its three operating subsidiaries (as owned through GEPI) to GEPH, in return for effectively a 33.6% equity ownership interest in three other operating entities previously owned by GEPH. The Company and GEPH are affiliated through majority common ownership by Mr. Guy A-Tsan Chung.

Despite a lesser percentage of ownership, in view of the management, GEPI and entities owned by GEPI are consolidated as subsidiaries in accordance with FAS 167 and ASC 810 due to the following facts:

-

The Company possesses controlling power through voting rights to direct the activities of these entities that most significantly impact the entity’s economic performance;

-

The Company has obligations to absorb losses of these entities, if any; and

-

The majority ownership of these entities is held by GEPH, an affiliated company.

All assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interest.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains bank accounts in Hong Kong and China.

(b)

Restricted cash

As of the balance sheet dates, restricted cash consisted of cash pledged as deposits for bankers’ notes facilities.

(c)

Inventories

Inventories consisting of raw materials, work-in-progress, goods in transit and finished goods are stated at the lower of cost or net realizable value. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Inventory costs are calculated using a weighted average, first in first out (FIFO) method of accounting.  There was no provision for slow moving inventories for the three months ended March 31, 2010 and 2009, respectively.

(d)

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

(e)

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

a)

Persuasive evidence of an arrangement exists,

b)

Delivery has occurred,

c)

The seller’s price to the buyer is fixed or determinable, and

d)

Collectability is reasonably assured.

(f)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of the balance sheet dates, there were no dilutive securities outstanding.

(g)

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

	March 31, 2010	December 31, 2009	March 31, 2009

Period/year end RMB : US$ exchange rate	0.1468	0.1468	0.1463
Average yearly RMB : US$ exchange rate	0.1468	0.1464	0.1463

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

(h)

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2010-06, Improving Disclosures about Fair value Measurements, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We do not expect that this ASU will have a significant impact on the consolidated financial statements or related disclosures.

NOTE 5 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable as of the balance sheet dates are summarized as follows:

	March 31, 2010	December 31, 2009

Accounts receivable	$7,848,176	$5,620,841
Less: Allowance for doubtful accounts	-	-

Accounts receivable, net	$7,848,176	$5,620,841

The Company’s sales are primarily to United States customers with excellent credit ratings and since Company has incurred minimal bad debts in the past, no allowance for doubtful accounts has been recorded as of the balance sheet dates.

NOTE 6 – RESTRICTED CASH

Amount represents restricted cash pledged as deposits for bankers’ notes facilities (Notes payable – see Footnote 12). As of the balance sheet dates, restricted cash is summarized as follows:

	March 31, 2010	December 31, 2009

China Construction Bank	$3,449,341	$3,155,182
Bank of China	2,040,250	1,407,064
Bank of Ningbo	2,568,658	-
Guangdong Development Bank	-	2,641,548
China Merchants Bank	3,155,780	2,568,171

	$11,214,029	$9,771,965

NOTE 7 – INVENTORIES

Inventories as of the balance sheet dates are summarized as follows:

	March 31, 2010	December 31, 2009

Raw materials	$1,580,290	$1,610,478
Work-in-progress	1,751,630	1,724,006
Finished goods	1,345,742	669,546
Goods-in-transit	108,123	344,380

Total	$4,785,785	$4,348,410

NOTE 8 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables as of balance sheet dates are summarized as follows:

	March 31, 2010	December 31, 2009

Prepaid expenses	$1,972,180	$1,384,234
Other receivables	364,611	689,423
Tax recoverable	-	1,295
Total	$2,336,791	$2,074,952

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned and operated by the Company’s subsidiaries in China. Property, plant and equipment as of balance sheet dates are summarized as follows:

	March 31, 2010	December 31, 2009

At cost:
Building	$5,798,474	$5,797,374
Machinery	48,212,960	45,979,781
Office equipment	814,126	813,026
Leasehold improvements	1,128,353	1,115,099
Transportation vehicles	1,071,660	1,044,435
Construction in progress	526,728	3,981,197
	57,552,301	58,730,912

Less: Accumulated depreciation	$(25,904,615)	$(25,069,851)

Property, plant and equipment, net	$31,647,686	$33,661,061

As of March 31, 2010, certain property, plant and equipment with net book value of $5,171,965 were pledged to secure the Company’s bank borrowings.

Depreciation and amortization expense for the three months ended March 31, 2010 and 2009 was $829,354 and $775,642, respectively. The allocation of depreciation expense for the three months ended March 31, 2010 and 2009 is summarized as follows:

	Three months ended March 31,
	2010	2009

Included in cost of sales	$810,011	$754,865
Included in general and administrative expenses	19,343	20,777

Total depreciation and amortization expense	$829,354	$775,642

NOTE 10 – LAND USE RIGHTS, NET

Land use rights as of the balance sheet date is summarized as follows:

	March 31, 2010	December 31, 2009
At cost:
Land use rights	$773,901	$773,754
Less: Accumulated amortization	(163,692)	(159,638)
Total	$610,209	$614,116

Amortization expense for the three months ended March 31, 2010 and 2009 was $4,025 and $ 3,905, respectively.

As of the balance sheet dates, the Company’s land use right was pledged to secure certain bank loans.

NOTE 11 – AMOUNT DUE FROM/(TO)A RELATED PARTY

Amount due from a related party as of March 31, 2010 represents short-term advances to GEPH. Amount due to a related party as of December 31, 2009 represents advances from GEPH for the Company’s working capital use.

The amounts are interest free and have no fixed terms of repayment. GEPH is considered as a related party as the Company’s majority shareholder, Mr. Guy A-Tsan Chung, owned 73.88% of the Company and was an affiliate of GEPH as of the balance sheet dates.

NOTE 12 –NOTES PAYABLE

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

As of the balance sheet dates, the Company’s notes payable were summarized as follows:

	Maturity date	March 31, 2010	December 31, 2009

China Construction Bank	Apr 2010	$733,902	$-
China Construction Bank	Jun 2010	3,669,512	-
China Construction Bank	Jul 2010	1,027,463	-
China Construction Bank	Sep 2010	1,467,805	-
DBS Bank (Hong Kong) Limited	Mar 2010	-	439,851
DBS Bank (Hong Kong) Limited	Jan 2010	-	145,608
DBS Bank (Hong Kong) Limited	Jan 2010	-	146,753
DBS Bank (Hong Kong) Limited	May 2010	440,341	-
Bank of China	Jan 2010	-	626,634
Bank of China	Mar 2010	-	366,881
Bank of China	Apr 2010	1,012,785	-
Bank of China	May 2010	410,985	-
Bank of China	Jun 2010	366,951	-
Bank of China	Jul 2010	777,937	-
Bank of China	Sep 2010	1,511,839	-
Bank of Ningbo	Aug 2010	5,137,317	-
China Merchants Bank	Apr 2010	1,100,854	-
China Merchants Bank	Sep 2010	2,054,927	-

Total notes payable		$19,712,618	$1,725,727

As of the balance sheet dates, all the notes of the Company are repayable within one year.

NOTE 13 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	March 31, 2010	December 31, 2009

Deposit received in advance from customers	$662,106	$527,287
Accrued expenses	810,357	264,795
Other payables	545,482	678,815

Total	$2,017,945	$1,470,897

Other payables are non interest bearing and are payable within a year.

NOTE 14 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	March 31, 2010	December 31, 2009

Income tax payables	$372,585	$215,705
Value added tax and other tax payables	412,294	321,815

Total	$784,879	$537,520

NOTE 15 – BANK LOANS

Bank loans of the Company as of the balance dates were summarized as follows:

	Interest rate		Bank loan balance
Name of bank	March 31 2010	December 31, 2009	March 31, 2010	December 31, 2009
China Construction Bank	5.841%	5.310%	1,467,805	1,467,527
Industrial and Commercial Bank of China	4.860% to 5.841%	4.860% to 5.841%	440,341	587,010
Bank of Communication	5.841%	5.841%	1,467,804	1,467,527
DBS Bank (Hong Kong) Limited	7.130% to 10.585%	6.910% to 10.836%	2,463,175	2,757,622
Hang Seng Bank Limited	7.000% to 7.250%	7.000%	1,951,524	2,034,738
China Merchants Bank	6.107%	5.841%	1,467,805	1,320,774
Shanghai Pudong Development Bank	5.310%	5.840%	1,467,805	1,467,527
Bank of China	5.841%	-	1,467,805	-
			$12,194,064	$11,102,725
Less:
Repayable after one year but within two years			(1,134,969)	(1,319,076)
Repayable after two years but within five years			(1,567,715)	(1,720,290)
Repayable after five years			-	(96,346)

Current portion			9,491,380	7,967,013

The maturity dates for the above bank loan are summarized as follows:

Name of bank	Drawn down currency	Due date
			Bank loan balance
			As of March 31, 2010	As of December 31, 2009

China Construction Bank	RMB	May 2010	$1,467,805	$1,467,527
Industrial and Commercial Bank of China	RMB	Jan 2010	-	146,753
Industrial and Commercial Bank of China	RMB	Oct 2010	440,341	440,258
Bank of Communication	RMB	Jul 2010	733,902	733,763
Bank of Communication	RMB	Aug 2010	733,902	733,763
DBS Bank (Hong Kong) Limited	RMB	Nov 2012	1,200,029	1,301,899
DBS Bank (Hong Kong) Limited	RMB	Mar 2011	89,731	118,058
DBS Bank (Hong Kong) Limited	RMB	Mar 2012	156,387	166,878
DBS Bank (Hong Kong) Limited	RMB	Apr 2011	-	629,010
DBS Bank (Hong Kong) Limited	RMB	May 2011	547,640	-
DBS Bank (Hong Kong) Limited	RMB	Jun 2011	469,388	541,777
Hang Seng Bank Limited	HKD	Feb 2015	968,942	1,010,665
Hang Seng Bank Limited	HKD	Mar 2015	982,582	1,024,073
China Merchants Bank	RMB	Feb 2010	1,467,805	1,320,774
Shanghai Pudong Development Bank	RMB	Dec 2010	1,467,805	1,467,527
Bank of China	RMB	Jan 2011	1,467,805	-
			$12,194,064	$11,102,725

The bank loans were secured and guaranteed by the following:

Secured by:	Machineries of the Company
Land and buildings of the Company

Guaranteed by:	Sole director of the Company
Mr. Stetson Chung – (i)

Group companies
Hangzhou Great East Packaging Co. Limited
Hangzhou Crystal Pines Beverages & Packaging Company Limited
Nanjing Great East Packaging Co. Limited
Nanjing Crystal Pines Beverages & Packaging Company Limited
Shenyang Great East Packaging Co. Ltd.

Related parties
Mr. Chung A Tsan Guy
Ms. Christine Wong – (ii)
Great East Packaging Holdings Limited – (iii)
Janwise Limited – (iii)
Great East Packaging (Hong Kong) Limited – (iii)
Shanghai Great East Packaging Co. Ltd. – (iii)

(i)

Mr. Stetson Chung is also the director of the Company’s subsidiaries in the PRC.

(ii)

Ms. Christine Wong is the spouse of Mr. Stetson Chung.

(iii)

These companies are considered as related parties, as Mr. Guy A-Tsan Chung, who owned [73.88]% of the Company, was an affiliate of these companies as of March 31, 2010.

Interest expenses for the bank loan for the three months ended March 31, 2010 and 2009 were $ 192,660 and $249,814, respectively.

NOTE 16 – COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

The Company has 375,000,000 authorized shares, $0.01 par value, of common stock as of March 31, 2010.

In July 2009, the Company issued 200,000 shares of our common stock at $0.50 per share, to a consultant in exchange for professional services rendered.

NOTE 17 – PRC STATUTORY RESERVES

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

NOTE 18 – SEGMENT INFORMATION

The Company has determined that it operates in only one segment as the production of beverage bottles and OEM bottled water are similar operations, exposed to similar risks and have the same decision making channels.

NOTE 19 – INCOME TAX

The provisions for income taxes for each of the three months ended March 31, 2010 and 2009 are summarized as follows:

	Three months ended March 31,
	2010	2009

Current	$47,737	239,442
Underprovision in prior year	105,565	-
	153,302	239,442
Deferred	-	-

Total	$153,302	239,442

There are no timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

A reconciliation of the expected tax with the actual tax expense for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31,
	2010		2009
	Amount	%	Amount	%

(Loss)/income before provision for income taxes	$(900,917)		$1,591,594

Expected PRC income tax expense at statutory tax rate of 25%	(225,229)	25.0	397,899	25.0
Tax exemption	-		(160,688)	(10.1)
Underprovision in prior year	105,565	(11.7)	-	-
Tax effect of tax losses not provided for deferred tax	272,966	(30.3)	23,684	1.5
Tax effect of expenses not deductible	-	-	(21,453)	(1.4)

Actual tax expense	$153,302	(17.0)	$239,442	15.0

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

NOTE 20 – OTHER INCOME

Other revenue for the three months ended March 31, 2010 and 2009 are summarized as follows:

	Three months ended March 31,
	2010	2009

Sale of scrapped materials	$66,977	$175,892
Foreign currency exchange gain	115,273	-
Others	5,309	23,073

Total	$187,559	$198,965

NOTE 21 – INTEREST INCOME

Interest income for the three months ended March 31, 2010 and 2009 are summarized as follows:

	Three months ended March 31,
	2010	2009

Interest income	$108,669	$26,840

NOTE 22 – OTHER EXPENSES

Other expenses for the three months ended March 31, 2010 and 2009 are summarized as follows:

	Three months ended March 31,
	2010	2009

Finance charges on discounted notes	$290,306	$43,171
Other finance handling charges	70,390	28,525
Foreign currency exchange loss	139,372	3,096
Finance lease interest	35,207	-
Others	44,604	154,515

Total	$579,879	$229,307

NOTE 23 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following material transactions with GEPH for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009

Sale of beverage bottles, OEM bottled water and materials	$261,750	$120,817

Purchase of bottles and materials
- Included in cost of sales	$799,954	$629,768
- Included in inventories	339,316	275,445
Total purchase from GEPH	$1,139,270	$905,212

The above transactions were entered into by the Company in the normal course of business.

NOTE 24 – CONCENTRATION OF CREDIT RISK

For the three month ended March 31, 2010 and 2009, the customers who account for 10% or more of sales of the Company are presented as follows:

	Three months ended March 31,
	2010		2009
	Sales	%	Sales	%
Swire BCD Company Limited
and its group companies	$6,580,979	76.8	$7,557,847	75.9

Swire BCD Group is franchised to manufacture, market and distribute products of Coca-Cola in China.

NOTE 25 – CONTINGENCIES AND COMMITMENTS

As of March 31, 2010, NJGE and XAGE, the subsidiaries of the Company, had arranged three non-cancelable operating leases with three third parties for their production plants.   The expected annual lease payments under these operating leases are as follows:

December 31,
2010
For the year December 31,
2010	$15,849
2011	21,132
2012	21,132

Total	$58,113

NOTE 26 – SUBSEQUENT EVENTS

The Company has evaluated for disclosure all subsequent events occurring through May 21, 2010, the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Asian Trends”, “the Company”, and similar terms refer to Asian Trends Media Holdings, Inc., unless otherwise expressly stated or the context otherwise requires.

Note regarding forward – looking statements

This document contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate", "expect", "intend", "plan", "will", "we believe", "the Company believes", "management believes" and similar language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

Except as otherwise indicated by the context, references in this Form 10-Q to “we”, “us”, “our”, “the Registrant”, “our Company” or “the Company” are to Great East Bottles & Drinks (China) Holdings, Inc., a Florida corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar”, “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

Results of Operations – Three Months Ended M arch 31, 2010 as Compared to Three Months Ended March 31, 2009.

The following table summarizes the results of our operations during the three-month period ended March 31, 2010 and 2009, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2010 to the three-month period ended March 31, 2009.

	Three months ended March 31,
	2010	2009	Increase	% Increase
Revenue	$8,563,674	$9,961,825	$(1,398,151)	(14.04)%
Cost of sales	7,302,197	7,107,930	194,267	2.73%
Gross profit	1,261,477	2,853,895	(1,592,418)	(55.80)%
General & administrative	1,441,337	784,933	656,404	83.63%
Sales & marketing	244,746	224,052	20,694	9.24%
Income from operations	(424,606)	1,844,910	(2,269,516)	(123.01)%
Other income (expense)	(476,311)	(253,316)	(222,995)	88.03%
Provision for taxation	153,302	239,442	(86,140)	(35.98)%
Minority interests	(537,671)	889,589	(1,427,260)	(160.44)%
Discontinued operations	(26,065)	30,200	(56,265)	(186.31)%
Net income	(542,613)	492,763	(1,035,376)	(210.12)%

Revenues

Sales revenue decreased from $ 9,961,825 in the three months of 2009 to $ 8,563,674 in the same period in 2010, representing a 14.04% decrease. The decrease in revenue was mainly due to sales discounts offered to customers in 2010 for delivery in 2009.

Cost of sales and gross margin

Cost of sales increased from $7,107,930 in the three months of 2009 to $7,302,197 in the same period in 2010, representing a 2.73% increase. The increase was mainly due to the increase in production costs, which lowered gross profits.  The gross profits decreased from 28.65% in the three months of 2009 to 14.73% in the same period in 2010.

Sales and marketing

Sales and marketing expenses increased by $20,694 or 9.24% from $224,052 in three months of 2009 to $224,746 in the same period 2010. The increase was mainly due to courier and transportations expenses.

General and administrative

General and administrative expenses increased from $784,933 in the three months of 2009 to $1,441,337 for the same period 2010, representing an increase of $656,404 or 83.63%. The increase was mainly due to significant increase in legal and professional fee due to the company’s reorganization.

Net income

Net loss for the three months ended 2010 was $542,613 as compared to net income was $492,763 in the same period 2009. The material decrease was mainly attributable to the increase in sales discounts and cost of sales, which lowered gross profits.

Liquidity and Capital Resources

Cash

Our cash balance at March 31, 2010 was $207,243, representing a decrease of $256,233, compared with our cash balance of $463,476 as at March 31, 2009. The material decrease was mainly attributable to the company decreases in amount due to a related party in 2010.

Cash flow

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2010 amounted to $14,478,038, representing a increase in inflow of $15,096,026 compared with net cash used in operating activities of $617,988 in the same period of 2009. The increase in cash inflow was mainly due to increase in notes payable in 2010.

Investing Activities

Net cash used in investing activities decreased from $1,360,767 for the three months ended 2009 to $217,273 for the same period of 2010, representing a decrease of $1,143,494. The decrease was mainly attributable to the decrease in payments made for purchases of imported and domestic production equipments in 2010 compared with 2009.

Financing Activities

Net cash used in financing activities was $15,588,915 for the three months of 2010, representing a increase of $17,797,361 over the $2,208,446 provided by the same period of 2009. The change was primarily due to the decrease in amount due to a related party.

Working capital

Our working capital decreased by $256,233 to $207,243 at March 31, 2010 from $463,476 at March 31, 2009, mainly due to increase in the cash used in financing activities during the three months of 2010.

We currently generate our cash flow through production and sales of PET bottles and PET preforms and OEM bottled water in China. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of March 31, 2010, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the twelve months ended March 31, 2010 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 6.812 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

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

To remediate the material weakness surrounding this, we have performed and are continuing to perform, among others, the following actions:

•

additional training of our accounting personnel by our independent accountants of the proper format and compilation of data for US GAAP financial statements:

•

implementation of new software to facilitate the handling of all financial data as well as the accumulation of data in a format more user friendly to the preparation of US GAAP financial statements; and

•

additional coordination with our local accountants and auditors to strengthen our controls in an attempt to supplement the additional training of our employees

The Company has begun to convene meetings among its top executives to address budgeting issues.  As a private company for over fourteen years, the budgeting process was never formalized.  We have recently begun to utilize an independent third party to assist in the preparation of formal budget forecasts

Changes in Internal Control over Financial Reporting

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 1A. RISK FACTORS

No material change since the filing of the 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no issuances during the quarter ended March 31, 2010.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended March 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   [REMOVED AND RESERVED].

ITEM 5.OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS

(Registrant)

By:

 /S/ Stetson Chung

Stetson Chung

Chief Executive Officer, President, and Director

Date: May 24, 2010

By:

/S/ Danny Poon

Danny Poon

Chief Financial Officer

Date: May 24, 2010