Form 10-K/A
period 2009-12-31
Great East Bottles & Drinks (China) Holdings, Inc
filed 2010-07-13
CIK 1382112

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

Securities registered pursuant to Section 12(g) of the Act:  None

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Documents incorporated by reference: None

EXPLANATORY NOTE

Great East Bottles & Drinks (China) Holdings, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Filing” or “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2010, solely to eliminate Mary and Joseph Flad from the beneficial ownership table shown under Item 12.

The beneficial ownership table shown under Item 12 sets forth, as of March 15, 2010, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, our officer, and all directors and our officer as a group. Mary and Joseph Flad are neither Officers nor Directors of the Company.  Currently, Mary and Joseph Flad are not known by us to beneficially own more than 5% of our common stock.  In the Original Filing, the amount of their ownership was misreported showing an 11.4% ownership of the outstanding common stock, and it has since come to our attention that this amount and their inclusion in the table was in error..

Except as described in this explanatory note, no other information in the Original Filing is being modified or amended by this Amendment No. 1 and this Amendment No. 1 does not otherwise reflect events occurring after March 24, 2010, which is the filing date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Registrant’s other filings with the SEC.

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

Item 15.	Exhibits, Financial Statement Schedules

(b) Exhibits

The following Exhibits are filed as part of this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC

July 12, 2010	By:	/s/ Stetson Chung
		Name:	Stetson Chung
		Title:	Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

July 12, 2010	By:	/s/ Stetson Chung
		Name:	Stetson Chung
		Title:	Chief Executive Officer, President and Director

July 12, 2010	By:	/s/ Danny Poon
		Name:	Danny Poon
		Title:	Chief Financial Officer (Acting Principal Accounting Officer)

5