Form 10-Q/A
period 2010-03-31
Great East Bottles & Drinks (China) Holdings, Inc
filed 2010-07-13
CIK 1382112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE:

This amended quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend our quarterly report of Form 10-Q for the quarter ended March 31, 2010 (the  “Original Form 10-Q”), which was originally filed with the Securities and Exchange Commission (“SEC”) on May24, 2010.  Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-QA contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The Company is filing this amendment to its Form 10-Q to eliminate the first paragraph under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations as it is redundant, and to reflect that the Company’s sales are primarily to PRC customers and not United States customers, as was previously report.

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

The Company’s sales are primarily to PRC customers with excellent credit ratings and since Company has incurred minimal bad debts in the past, no allowance for doubtful accounts has been recorded as of the balance sheet dates.

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

Date: July 12, 2010

By:

/S/ Danny Poon

Danny Poon

Chief Financial Officer

Date: July 12, 2010