Form 10-Q
period 2010-06-30
Great East Bottles & Drinks (China) Holdings, Inc
filed 2010-08-23
CIK 1382112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of Common Stock, $0.01 par value, outstanding on August 22, 2010, was 40,200,000.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$512,408	$1,630,739
Restricted cash	10,082,379	9,771,965
Accounts receivable	9,010,669	5,620,841
Inventories	5,731,327	4,348,410
Amount due from a director	517,180	-
Prepaid expenses and other receivables	3,990,852	2,074,952
Total current assets	29,844,815	23,446,907

PROPERTY, PLANT & EQUIPMENT, NET	30,674,397	33,661,061
LAND USE RIGHTS, NET	608,921	614,116

TOTAL ASSETS	$61,128,133	$57,722,084

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$5,790,584	$4,632,352
Notes payable	17,152,685	1,725,727
Accrued expenses and other payables	2,650,985	1,470,897
Amount due to a related party	2,118,077	16,431,222
Taxes payable	677,398	537,520
Current maturities of long-term bank loans	7,754,684	7,967,013
Total current liabilities	36,144,413	32,764,731

LONG-TERM BANK LOANS	2,472,455	3,135,712

TOTAL LIABILITIES	38,616,868	35,900,443

SHAREHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; 40,200,000 shares issued and outstanding	402,000	402,000
Additional paid in capital	3,335,106	3,335,106
PRC statutory reserves	1,026,926	919,146
Retained earnings	433,744	658,399
Accumulated other comprehensive income	1,644,187	1,557,163
Total shareholders’ equity attributable to Great East Bottles & Drink (China) Holdings, Inc. and subsidiaries	6,841,963	6,871,814

Noncontrolling interests	15,669,302	14,949,827

TOTAL SHAREHOLDERS’ EQUITY	22,511,265	21,821,641

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,128,133	$57,722,084

See accompanying notes to condensed consolidated financial statements.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

REVENUE	$11,190,530	$13,557,372	$19,754,204	$23,519,197

COST OF SALES	8,639,493	9,870,969	15,941,690	16,978,899

GROSS MARGIN	2,551,037	3,686,403	3,812,514	6,540,298

EXPENSES
Selling and distribution	242,638	235,631	487,384	459,683
General and administrative	1,011,600	755,875	2,452,937	1,540,808
TOTAL OPERATING EXPENSE	1,254,238	991,506	2,940,321	2,000,491

OPERATING INCOME	1,296,799	2,694,897	872,193	4,539,807

OTHER INCOME/(EXPENSE)
Other income	(24,323)	(84,072)	163,236	114,893
Interest income	369,073	58,353	477,742	85,193
Interest expense	(258,142)	(161,493)	(450,802)	(411,307)
Other expenses	122,539	(11,730)	(457,340)	(241,037)
TOTAL OTHER INCOME/(EXPENSE)	209,147	(198,942)	(267,164)	(452,258)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,505,946	2,495,955	605,029	4,087,549

PROVISION FOR INCOME TAXES	29,385	342,339	182,687	581,781

NET INCOME	$1,476,561	$2,153,616	$422,342	$3,505,768

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,076,888	1,415,311	539,217	2,304,900

NET INCOME/(LOSS) ATTRIBUTABLE TO GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES	399,673	738,305	(116,875)	1,200,868

OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS
Gain on foreign exchange translation	113,089	3,337	87,024	33,537

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS	$512,762	$741,642	$(29,851)	$1,234,405

EARNINGS/(LOSS) PER SHARE, BASIC AND DILUTED	$0.01	$0.02	$(0.00)	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	40,200,000	40,000,000	40,200,000	40,000,000

See accompanying notes to condensed consolidated financial statements.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$422,342	$3,505,768
Less: Net income attributable to noncontrolling interests	539,217	2,304,900

Net (loss)/income attributable to Great East Bottles & Drinks (China) Holdings, Inc. and Subsidiaries	(116,875)	1,200,868
Adjustments to reconcile net income to net cash flows provided by operating activities for:
Depreciation	1,618,394	1,564,489
Amortization of land use right	8,047	7,811
Net income attributable to noncontrolling interests	539,217	2,304,900
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,389,828)	(3,799,605)
Increase in inventories	(1,382,917)	(700,291)
(Increase)/decrease in prepaid expenses and other receivables	(1,915,900)	366,962
Increase in amount due from a related party	-	(6,717,512)
Increase in amount due from a director	(517,180)	-
Increase/(decrease) in notes payable	15,426,958	(1,004,378)
Increase in accounts payable	1,158,232	3,614,702
Increase in taxes payable	139,878	537,925
Increase in accrued expenses and other payables	1,180,088	904,654

Net cash provided by/(used in) operating activities	12,748,114	(1,719,475)

Cash flows from investing activities
Purchase of property, plant and equipment	(283,985)	(2,703,242)

Net cash used in investing activities	(283,985)	(2,703,242)

Cash flows from financing activities
Proceeds from bank loans	3,669,655	3,951,464
Repayment of bank loans	(4,574,805)	(2,775,005)
(Decrease)/increase in amount due to a related party	(12,525,913)	6,796,155
Decrease in restricted cash	(310,414)	(3,653,545)

Net cash (used in)/provided by financing activities	(13,741,477)	4,319,069

Net decrease in cash and cash equivalents	(1,277,348)	(103,648)
Effect of foreign exchange rate changes	159,017	133,385
Cash and cash equivalents at beginning of year	1,630,739	207,308

Cash and cash equivalents at end of year	$512,408	$237,045

Supplemental disclosure of cash flows information:
Cash paid for interest	$450,802	$411,307
Cash paid for income taxes	$178,155	$450,364

Non cash financing activities:
Transfer of property, plant and equipment to related companies	$1,787,232	$-

See accompanying notes to condensed consolidated financial statements.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2010

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great East Bottles & Drinks (China) Holdings, Inc. and subsidiaries (the “Company”) are a group of manufacturers producing beverage bottles and OEM bottled water in the People’s Republic of China (“PRC” or “China”).

At June 30, 2010, details of the Company’s subsidiaries are as follows:

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

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the six months ended June 30, 2010 and 2009 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2010, the results of its operations and cash flows for the six months ended June 30, 2010 and 2009.

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results for a full year period.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of six months or less to be cash equivalents.  The Company maintains bank accounts in Hong Kong and China.

(b)

Restricted cash

As of the balance sheet dates, restricted cash consisted of cash pledged as deposits for bankers’ notes facilities.

(c)

Inventories

Inventories consisting of raw materials, work-in-progress, goods in transit and finished goods are stated at the lower of cost or net realizable value. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Inventory costs are calculated using a weighted average, first in first out (FIFO) method of accounting.  There was no provision for slow moving inventories for the six months ended June 30, 2010 and 2009, respectively.

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

(e)

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

1.  Persuasive evidence of an arrangement exists,

2.  Delivery has occurred,

3.  The seller’s price to the buyer is fixed or determinable, and

4.  Collectability is reasonably assured.

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

	June 30, 2010	December 31, 2009	June 30, 2009

Period/year end RMB : US$ exchange rate	0.1474	0.1468	0.1464
Average yearly RMB : US$ exchange rate	0.1468	0.1464	0.1464

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

(h)

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2010-17, which amends ASC 605, “Revenue Recognition”. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measure when those payments are related to uncertain future events limited to transactions involving research and development. Entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measure during the period in which the milestones are achieved, provided certain criteria are met. ASU 2010-17 is effective for interim and annual periods beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of ASU 2010-17 to have a material impact on its consolidated financial statements.

NOTE 5 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable as of the balance sheet dates are summarized as follows:

	June 30, 2010	December 31, 2009

Accounts receivable	$9,010,669	$5,620,841
Less: Allowance for doubtful accounts	-	-

Accounts receivable, net	$9,010,669	$5,620,841

The Company’s sales are primarily to PRC customers with excellent credit ratings and since Company has incurred minimal bad debts in the past, no allowance for doubtful accounts has been recorded as of the balance sheet dates.

NOTE 6 – RESTRICTED CASH

Amount represents restricted cash pledged as deposits for bankers’ notes facilities (Notes payable – see Footnote 13). As of the balance sheet dates, restricted cash is summarized as follows:

	June 30, 2010	December 31, 2009

China Construction Bank	$1,252,927	$3,155,182
Bank of China	1,326,629	1,407,064
Bank of Ningbo	3,685,080	-
Guangdong Development Bank	1,754,098	2,641,548
China Merchants Bank	2,063,645	2,568,171

Total	$10,082,379	$9,771,965

NOTE 7 – INVENTORIES

Inventories as of the balance sheet dates are summarized as follows:

	June 30, 2010	December 31, 2009

Raw materials	$1,162,969	$1,610,478
Work-in-progress	1,752,255	1,724,006
Finished goods	2,478,122	669,546
Goods-in-transit	337,981	344,380

Total	$5,731,327	$4,348,410

NOTE 8 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables as of balance sheet dates are summarized as follows:

	June 30, 2010	December 31, 2009

Prepaid expenses	$3,372,997	$1,384,234
Other receivables	617,855	689,423
Tax recoverable	-	1,295
Total	$3,990,852	$2,074,952

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned and operated by the Company’s subsidiaries in China. Property, plant and equipment as of balance sheet dates are summarized as follows:

	June 30, 2010	December 31, 2009
At cost:
Building	$5,832,438	$5,797,374
Machinery	48,522,669	45,979,781
Office equipment	886,220	813,026
Leasehold improvements	1,144,047	1,115,099
Transportation vehicles	1,076,206	1,044,435
Construction in progress	20,047	3,981,197
	57,481,627	58,730,912

Less: Accumulated depreciation	$(26,807,230)	$(25,069,851)

Property, plant and equipment, net	$30,674,397	$33,661,061

As of June 30, 2010, certain property, plant and equipment with net book value of $5,119,737 were pledged to secure the Company’s bank borrowings.

Depreciation and amortization expense for the six months ended June 30, 2010 and 2009 was $1,618,394 and $1,564,489, respectively. The allocation of depreciation expense for the six months ended June 30, 2010 and 2009 is summarized as follows:

	Six months ended June 30,
	2010	2009

Included in cost of sales	$1,492,221	$1,488,856
Included in general and administrative expenses	126,173	75,633

Total depreciation and amortization expense	$1,618,394	$1,564,489

NOTE 10 – LAND USE RIGHTS, NET

Land use rights as of the balance sheet date is summarized as follows:

	June 30, 2010	December 31, 2009
At cost:
Land use rights	$777,184	$773,754

Less: Accumulated amortization	(168,263)	(159,638)

Total	$608,921	$614,116

Amortization expense for the six months ended June 30, 2010 and 2009 was $8,047 and $7,811, respectively.

As of the balance sheet dates, the Company’s land use right was pledged to secure certain bank loans.

NOTE 11 – AMOUNT DUE FROM A DIRECTOR

Amount due from a director as of June 30, 2010 represents short-term advances to Mr. Stetson Chung. The amount is interest free, unsecured and has no fixed terms of repayment.

NOTE 12 – AMOUNT DUE FROM/(TO) A RELATED PARTY

Amount due from a related party as of June 30, 2010 represents short-term advances to GEPH. Amount due to a related party as of December 31, 2009 represents advances from GEPH for the Company’s working capital use.

The amounts are interest free and have no fixed terms of repayment. GEPH is considered as a related party as the Company’s majority shareholder, Mr. Guy A-Tsan Chung, owned 73.88% of the Company and was an affiliate of GEPH as of the balance sheet dates.

NOTE 13 –NOTES PAYABLE

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

As of the balance sheet dates, the Company’s notes payable were summarized as follows:

	Maturity date	June 30, 2010	December 31, 2009
China Construction Bank	Sep-10	$1,474,032	$-
China Construction Bank	Jul-10	125,293	-
China Construction Bank	Jul-10	906,530	-
DBS Bank (Hong Kong) Limited	Mar-10	-	439,851
DBS Bank (Hong Kong) Limited	Jan-10	-	145,608
DBS Bank (Hong Kong) Limited	Jan-10	-	146,753
DBS Bank (Hong Kong) Limited	Sep-10	879,372	-
Bank of China	Jan-10	-	626,634
Bank of China	Mar-10	-	366,881
Bank of China	Jul-10	781,237	-
Bank of China	Sep-10	663,314	-
Bank of China	Sep-10	854,939	-
Bank of China	Nov-10	1,017,082	-
Bank of Ningbo	Aug-10	442,210	-
Bank of Ningbo	Aug-10	5,159,112	-
Bank of Ningbo	Nov-10	294,806	-
China Merchants Bank	Sep-10	1,326,629	-
China Merchants Bank	Sep-10	737,016	-
Guangdong Development Bank	Dec-10	1,017,082	-
Guangdong Development Bank	Dec-10	1,474,031	-
Total notes payable		$17,152,685	$1,725,727

As of the balance sheet dates, all the notes of the Company are repayable within one year.

NOTE 14 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	June 30, 2010	December 31, 2009

Deposit received in advance from customers	$80,207	$527,287
Accrued expenses	949,190	264,795
Other payables	1,621,588	678,815
Total	$2,650,985	$1,470,897

Other payables are non interest bearing and are payable within a year.

NOTE 15 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	June 30, 2010	December 31, 2009

Income tax payables	$220,237	$215,705
Value added tax and other tax payables	457,161	321,815
Total	$677,398	$537,520

NOTE 16 – BANK LOANS

Bank loans of the Company as of the balance dates were summarized as follows:

	Interest rate		Bank loan balance
Name of bank	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

China Construction Bank	-	5.31%	$-	$1,467,527
Industrial and Commercial Bank of China	-	4.860% to	-	587,010
		5.84%
Bank of Communication	5.84%	5.84%	1,474,032	1,467,527
DBS Bank (Hong Kong) Limited	7.130% to	6.910% to	1,731,348	2,757,622
	10.59%	10.84%
Hang Seng Bank Limited	7.00%	7.00%	1,862,647	2,034,738
China Merchants Bank	5.84% to	5.84%	2,211,048	1,320,774
	6.11%
Shanghai Pudong Development Bank	5.84%	5.84%	1,474,032	1,467,527
Bank of China	5.31%	-	1,474,032	-
			$10,227,139	$11,102,725

Less:
Repayable after one year but within two years			(1,126,468)	(1,319,076)
Repayable after two years but within five years			(1,345,987)	(1,720,290)
Repayable after five years			-	(96,346)

Current portion			$7,754,684	$7,967,013

The maturity dates for the above bank loan are summarized as follows:

Name of bank	Drawn down currency	Due date	Bank loan balance
			As of June 30, 2010	As of December 31,2009
China Construction Bank	RMB	May-10	$-	$1,467,527
Industrial and Commercial Bank of China	RMB	Jan-10	-	146,753
Industrial and Commercial Bank of China	RMB	Oct-10	-	440,257
Bank of Communication	RMB	Jul-10	1,474,032	733,764
Bank of Communication	RMB	Aug-10	-	733,763
DBS Bank (Hong Kong) Limited	RMB	Nov-12	1,101,936	1,301,899
DBS Bank (Hong Kong) Limited	RMB	Mar-11	207,397	118,058
DBS Bank (Hong Kong) Limited	RMB	Mar-12	-	166,878
DBS Bank (Hong Kong) Limited	RMB	Apr-11	-	629,010
DBS Bank (Hong Kong) Limited	RMB	Jun-11	422,015	541,777
Hang Seng Bank Limited	HKD	Feb-15	924,403	1,010,665
Hang Seng Bank Limited	HKD	Mar-15	938,244	1,024,073
China Merchants Bank	RMB	Feb-10	-	1,320,774
China Merchants Bank	RMB	Apr-11	737,016	-
China Merchants Bank	RMB	Mar-11	1,474,032	-
Shanghai Pudong Development Bank	RMB	Dec-10	1,474,032	1,467,527
Bank of China	RMB	Jan-11	1,474,032	-
			$10,227,139	$11,102,725

The bank loans were secured and guaranteed by the following:

Secured by:	Machineries of the Company
Land and buildings of the Company

Guaranteed by:	Sole director of the Company
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

(ii)

Ms. Christine Wong is the spouse of Mr. Stetson Chung.

(iii)

These companies are considered as related parties, as Mr. Guy A-Tsan Chung, who owned 73.88% of the Company, was an affiliate of these companies as of June 30, 2010.

Interest expenses for the bank loan for the six months ended June 30, 2010 and 2009 were $ 450,802 and $411,307, respectively.

NOTE 17 – COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

The Company has 375,000,000 authorized shares, $0.01 par value, of common stock as of June 30, 2010.

NOTE 18 – PRC STATUTORY RESERVES

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

NOTE 19 – SEGMENT INFORMATION

The Company has determined that it operates in only one segment as the production of beverage bottles and OEM bottled water are similar operations, exposed to similar risks and have the same decision making channels.

NOTE 20 – INCOME TAX

The provisions for income taxes for each of the six months ended June 30, 2010 and 2009 are summarized as follows:

	Six months ended June 30,
	2010	2009
Current	$182,687	581,781
Underprovision in prior year	-	-
	182,687	581,781
Deferred	-	-

Total	$182,687	581,781

There are no timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

A reconciliation of the expected tax with the actual tax expense for the six months ended June 30, 2010 and 2009 are as follows:

	Six months ended June 30,
	2010		2009
	Amount	%	Amount	%

Income before provision for income taxes	$605,029		$4,087,549

Expected PRC income tax expense at statutory tax rate of 25%	151,257	25.0	1,021,887	25.0
Lower tax rates for specific provinces or enacted by local authority	(65,556)	(10.8)	-	-
Tax holidays	-	-	(394,207)	(9.6)
Tax effect of tax losses not provided for deferred tax	22,560	3.7	29,250	0.7
Tax effect of expenses not deductible for tax	249,621	41.3	-	-
Tax effect of income not subject to tax	(175,195)	(29.0)	(75,149)	(1.9)

Actual tax expense	$182,687	30.2	$581,781	14.2

(i)

The Company’s subsidiaries in PRC are subject to PRC income tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)

The applicable tax rates of NJCP, HZCP and SYGE for the six months ended June 30, 2010 are 12.5%, 12.5% and 11%, respectively. For comparative period last year, each of these PRC subsidiaries enjoys a tax holiday and the corresponding assessable profits for the six months ended June 30, 2009, if any, are exempted from income tax.

(iii)

BVI companies are not subject to tax in accordance with the relevant tax laws and regulations of the BVI.

(iv)

The Hong Kong companies did not generate any assessable profits since their incorporation and therefore are not subject to Hong Kong tax.

NOTE 21 – OTHER INCOME

Other revenue for the six months ended June 30, 2010 and 2009 are summarized as follows:

	Six months ended June 30,
	2010	2009

Sale of scrapped materials	$157,680	$100,242
Others	5,556	14,651

Total	$163,236	$114,893

NOTE 22 – INTEREST INCOME

Interest income for the six months ended June 30, 2010 and 2009 are summarized as follows:

	Six months ended June 30,
	2010	2009

Bank interest income	48,273	45,208
Interest income receivable from GEPH	429,469	39,985
Interest income	$477,742	$85,193

GEPH is considered as a related party as the Company’s majority shareholder, Mr. Guy A-Tsan Chung, owned 73.88% of the Company and was an affiliate of GEPH as of the balance sheet dates.

NOTE 23 – OTHER EXPENSES

Other expenses for the six months ended June 30, 2010 and 2009 are summarized as follows:

	Six months ended June 30,
	2010	2009

Finance charges on discounted notes	$308,638	$73,131
Other finance handling charges	105,180	71,761
Foreign currency exchange loss	18,191	2,701
Others	25,331	93,444

Total	$457,340	$241,037

NOTE 24 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following material transactions with GEPH for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009

Sale of bottles and materials	$352,321	$311,153

Purchase of bottles and materials
- Included in cost of sales	$985,730	$1,053,568
- Included in inventories	261,482	201,340
Total purchase from GEPH	$1,247,212	$1,254,908

The above transactions were entered into by the Company in the normal course of business.

NOTE 25 – CONCENTRATION OF CREDIT RISK

For the six month ended June 30, 2010 and 2009, the customers who account for 10% or more of sales of the Company are presented as follows:

	Six months ended June 30,
	2010		2009
	Sales	%	Sales	%

Swire BCD Company Limited and its group companies	$15,568,852	78.8	$18,747,504	79.7

Swire BCD Group is franchised to manufacture, market and distribute products of Coca-Cola in China.

NOTE 26 – CONTINGENCIES AND COMMITMENTS

As of June 30, 2010, NJGE and XAGE, the subsidiaries of the Company, had arranged six non-cancelable operating leases with six third parties for their production plants. The expected annual lease payments under these operating leases are as follows:

June 30,
2010
For the year ending June 30,
2010	$10,613
2011	21,226
2012	21,226

Total	$53,065

NOTE 27 – SUBSEQUENT EVENTS

The Company has evaluated for disclosure all subsequent events occurring through August 23, 2010, the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

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

Results of Operations – Three Months Ended June 30, 2010 as Compared to Three Months Ended June 30, 2009.

The following table summarizes the results of our operations during the three-month period ended June 30, 2010 and 2009, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2010 to the three-month period ended June 30, 2009:

	Three Months ended June 30,
	2010	2009	Increase	% Increase
Revenue	$11,190,530	$13,557,372	$(2,366,842)	(17.46)%
Cost of sales	8,639,493	9,870,969	(1,231,476)	(12.48)%
Gross profit	2,551,037	3,686,403	(1,135,366)	(30.80)%
General & administrative	1,011,600	755,875	255,725	33.83%
Sales & marketing	242,638	235,631	7,007	2.97%
Income from operations	1,296,799	2,694,897	(1,398,098)	(51.88)%
Other income (expense)	209,147	(198,942)	408,089	(205.13)%
Provision for taxation	29,385	342,339	(312,954)	(91.42)%
Minority interests	1,076,888	1,415,311	(338,423)	(23.91)%
Discontinued operations	-	-	-	-%
Net income	399,673	738,305	(338,632)	(45.87)%

Revenues

Sales revenue decreased from $ 13,557,372 in the three Months of 2009 to $ 11,190,530 in the same period in 2010, representing a 17.46% decrease. The decrease in revenue was mainly due to the company drop in sales of 500ml hot fill bottles and the cold weather in slack season in 2010.

Cost of sales and gross margin

Cost of sales decreased from $9,870,969 in the three Months of 2009 to $8,639,493 in the same period in 2010, representing a 12.48 % decrease. The decrease was mainly due to the decrease in sales. The gross profits decreased from 27.19% in the three Months of 2009 to 22.80% in the same period in 2010.

Sales and marketing

Sales and marketing expenses increased by $ 7,007 or 2.97% from $ 235,631 in three Months of 2009 to $ 242,638 in the same period 2010. The increase was mainly due to courier and transportations expenses.

General and administrative

General and administrative expenses increased from $ 755,875 in the three Months of 2009 to $1,011,600 for the same period 2010, representing an increase of $ 255,725 or 33.83%. The increase was mainly due to significant increase in legal and professional fee due to the company’s reorganization.

Net income

Net income for the three Months ended June 30, 2010 was $ 399,673 as compared to net income was $ 738,305 in the same period 2009. The material decrease was mainly attributable to the decrease in sales, which lowered gross profits. The gross profits decreased from 3,686,403 in the three Months of 2009 to 2,551,037 in the same period in 2010.

Results of Operations – Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009.

The following table summarizes the results of our operations during the six-month period ended June 30, 2010 and 2009, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2010 to the six-month period ended June 30, 2009:

	Six Months ended June 30,
	2010	2009	Increase	% Increase
Revenue	$19,754,204	$23,519,197	$(3,764,993)	(16.01)%
Cost of sales	15,941,690	16,978,899	(1,037,209)	(6.11)%
Gross profit	3,812,514	6,540,298	(2,727,784)	(41.71)%
General & administrative	2,452,937	1,540,808	912,129	59.20%
Sales & marketing	487,384	459,683	27,701	6.03%
Income from operations	872,193	4,539,807	(3,667,614)	(80.79)%
Other income (expense)	(267,164)	(452,258)	185,094	(40.93)%
Provision for taxation	182,687	581,781	(399,094)	(68.60)%
Minority interests	539,217	2,304,900	(1,765,683)	(76.61)%
Discontinued operations	-	-	-	-%
Net income	(116,875)	1,200,868	(1,317,743)	(109.73)%

Revenues

Sales revenue decreased from $ 23,519,197 in the Six Months of 2009 to $ 19,754,204 in the same period in 2010, representing a 16.01% decrease. The decrease in revenue was mainly due to the company drop in sales of 500ml hot fill bottles and the cold weather in slack season in 2010.

Cost of sales and gross margin

Cost of sales decreased from $16,978,899 in the Six Months of 2009 to $15,941,690 in the same period in 2010, representing a 6.11 % decrease. The decrease was mainly due to the decrease in sales. The gross profits decreased from 27.81% in the Six Months of 2009 to 19.30 % in the same period in 2010.

Sales and marketing

Sales and marketing expenses increased by $ 27,701 or 6.03% from $ 459,683 in Six Months of 2009 to $487,384 in the same period 2010. The increase was mainly due to courier and transportations expenses.

General and administrative

General and administrative expenses increased from $ 1,540,808 in the Six Months of 2009 to $2,452,937 for the same period 2010, representing an increase of $ 912,129 or 59.20%. The increase was mainly due to significant increase in legal and professional fee due to the company’s reorganization.

Net income

Net Loss for the Six Months ended 2010 was $ 116,875 as compared to net income was $ 1,200,868 in the same period 2009. The material decrease was mainly attributable to the decrease in sales, which lowered gross profits. The gross profits decreased from 6,540,298 in the Six Months of 2009 to 3,812,514 in the same period in 2010.

Liquidity and Capital Resources

Cash

Our cash balance at June 30, 2010 was $ 512,408, representing an increase of $ 275,363 compared with our cash balance of $ 237,045 as at June 30, 2009.

Cash flow

Operating Activities

Net cash provided by operating activities during the Six Months ended June 30, 2010 amounted to $ 12,748,114, representing an increase in inflow of $ 14,467,589 compared with net cash used in operating activities of $ 1,719,475 in the same period of 2009. The increase in cash inflow was mainly due to increase in notes payable in 2010.

Investing Activities

Net cash used in investing activities decreased from $ 2,703,242 for the Six Months ended 2009 to $ 283,985 for the same period of 2010, representing a decrease of $ 2,419,257. The net cash outflows for both periods were mainly attributable to the company decreases the payments made for purchases of imported and domestic production equipments in 2010 compared with 2009.

Financing Activities

Net cash used in financing activities was $ 13,741,477 for the Six Months of 2010, representing an increase of $ 18,060,546 over the net cash $ 4,319,069 provided by the same period of 2009. The change was primarily due to the decrease in amount due to a related party.

Working capital

Our net current liabilities decreased by $ 3,694,726 to $6,299,598 at June 30, 2010 from $ 9,994,324 at June 30, 2009, the decrease in net current liabilities was mainly due to decrease in   amount due to a related party in 2010.

We currently generate our cash flow through production and sales of PET bottles and PET performs and bottle OEM water in China. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of June 30, 2010, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the twelve months ended June 30, 2010 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 6.812 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no issuances during the quarter ended June 30, 2010.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended June 30, 2010.

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

By:

 /S/ Stetson Chung

Stetson Chung

Chief Executive Officer, President, and Director

Date: August 23, 2010

By:

/S/ Danny Poon

Danny Poon

Chief Financial Officer

Date: August 23, 2010