Form 10-Q
period 2010-09-30
Great East Bottles & Drinks (China) Holdings, Inc
filed 2010-11-22
CIK 1382112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act. Yes☐   No ☐

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of Common Stock, $0.01 par value, outstanding on November 12, 2010 was 40,200,000.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,259,996	$1,630,739
Restricted cash	10,398,499	9,771,965
Accounts receivable	9,948,772	5,620,841
Inventories	4,349,537	4,348,410
Amount due from a director	520,483	-
Amount due from a related party	1,126,630	-
Prepaid expenses and other receivables	3,958,654	2,074,952
Total current assets	31,562,571	23,446,907

PROPERTY, PLANT & EQUIPMENT, NET	32,417,551	33,661,061
LAND USE RIGHTS, NET	613,265	614,116

TOTAL ASSETS	$64,593,387	$57,722,084

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$5,499,831	$4,632,352
Notes payable	19,624,732	1,725,727
Accrued expenses and other payables	1,630,880	1,470,897
Amount due to a related party	-	16,431,222
Taxes payable	884,492	537,520
Current maturities of long-term bank loans	9,977,117	7,967,013
Total current liabilities	37,617,052	32,764,731

LONG-TERM BANK LOANS	2,821,029	3,135,712

TOTAL LIABILITIES	40,438,081	35,900,443

SHAREHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; 40,200,000 shares issued and outstanding	402,000	402,000
Additional paid in capital	3,335,106	3,335,106
PRC statutory reserves	1,006,750	919,146
Retained earnings	777,643	658,399
Accumulated other comprehensive income	1,776,432	1,557,163
Total shareholders’ equity attributable to Great East Bottles & Drink (China) Holdings, Inc. and subsidiaries	7,297,931	6,871,814

Noncontrolling interests	16,857,375	14,949,827

TOTAL SHAREHOLDERS’ EQUITY	24,155,306	21,821,641

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,593,387	$57,722,084

See accompanying notes to condensed consolidated financial statements.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (UNAUDITED

	For the three months		For the nine months
	ended September 30		ended September 30,
	2010	2009	2010	2009

REVENUE	$ 16,051,025	$15,967,622	$35,805,229	$39,486,819
COST OF SALES	12,892,396	11,419,092	28,834,086	28,397,991

GROSS MARGIN	3,158,629	4,548,530	6,971,143	11,088,828

EXPENSES
Selling and distribution	358,221	192,414	845,605	652,097
General and administrative	869,605	1,461,301	3,322,542	3002109
TOTAL OPERATING EXPENSE	1,227,826	1,653,715	4,168,147	3654206

OPERATING INCOME	1,930,803	2,894,815	2,802,996	7434622

OTHER INCOME/(EXPENSE)
Other income	174,351	70,947	337,587	185,840
Interest income	52,709	33,846	530,451	119,039
Interest expense	(235,212)	(166,773)	(686,014)	(578,080)
Other expenses	(516,777)	(133,941)	(974,117)	(374,978)
TOTAL EXPENSE	(524,929)	(195,921)	(792,093)	(648,179)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,405,874	2,698,894	2,010,903	6,786,443

PROVISION FOR INCOME TAXES	245,865	464,692	428,552	1,046,473

NET INCOME	1,160,009	$2,234,202	$1,582,351	$5,739,970

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(836,286)	(1,850,471)	(1,375,503)	(4,155,371)

NET INCOME ATTRIBUTABLE TO GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES	323,723	383,731	206,848	1,584,599

OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS
Gain on foreign exchange translation	132,245	28,460	219,269	61,997

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	455,968	$412,191	$426,117	$1,646,596

EARNINGS PER SHARE, BASIC AND DILUTED	0.01	$0.01	$0.01	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	40,200,000	40,000,000	40,200,000	40,000,000

See accompanying notes to condensed consolidated financial statements.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2010	2009

Cash flows from operating activities
Net income	$1,582,351	$5,739,970
Less: Net income attributable to noncontrolling interests	1,375,503	4,155,371

Net income attributable to Great East Bottles & Drinks (China) Holdings, Inc. and Subsidiaries	206,848	1,584,599
Adjustments to reconcile net income to net cash flows provided by operating activities for:
Depreciation	2,332,058	2,423,160
Amortization of land use right	12,085	11,701
Net income attributable to noncontrolling interests	1,375,503	4,155,371
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,327,931)	(4,388,379)
Increase in inventories	(1,127)	(385,000)
Increase in prepaid expenses and other receivables	(1,883,702)	(509,827)
Increase in amount due from a director	(520,483)	-
Increase in amount due from a related party	(1,126,630)	-
Increase in notes payable	17,899,005	8,407,661
Increase in accounts payable	867,479	3,395,498
Increase in taxes payable	346,972	760,788
Increase in accrued expenses and other payables	159,983	280204

Net cash provided by operating activities	15,340,060	15,735,776

Cash flows from investing activities
Purchase of property, plant and equipment	(2,351,040)	(2,967,204)

Net cash used in investing activities	(2,351,040)	(2,967,204)

Cash flows from financing activities
Proceeds from bank loans	7,900,929	3,943,367
Repayment of bank loans	(6,434,377)	(4,158,789)
Decrease in amount due to a related party	(14,643,990)	(6,829,921)
Decrease in restricted cash	(626,534)	(5,589,633)

Net cash used in financing activities	(13,803,972)	(12,633,686)

Net increase in cash and cash equivalents	(814,952)	133,595
Effect of foreign exchange rate changes	444,209	361,341
Cash and cash equivalents at beginning of year	1,630,739	207,308

Cash and cash equivalents at end of year	$1,259,996	$702,244

Supplemental disclosure of cash flows information:
Cash paid for interest	$686,014	$578,080
Cash paid for income taxes	$378,737	$1,094,078

Non cash financing activities:
Transfer of property, plant and equipment to related companies	$1,787,232	$-

See accompanying notes to condensed consolidated financial statements.

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2010

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great East Bottles & Drinks (China) Holdings, Inc. and subsidiaries (the “Company”) are a group of manufacturers producing beverage bottles and OEM bottled water in the People’s Republic of China (“PRC” or “China”).

At September 30, 2010, details of the Company’s subsidiaries are as follows:

Name	Place of incorporation	Effective ownership	Principal activities

Great East Bottles & Drinks (BVI) Inc. (“GEBD (BVI)”)	BVI	100%	Investment holdings

Great East Bottles & Drinks Holdings, Limited	Hong Kong	100%	Provision of management services for group companies

Great East Packaging International Limited (“GEPI”)	BVI	33.6%	Investment holding

Great East Packaging (Nanjing) Limited	BVI	33.6%	Investment holding

Great East Packaging (Xian) Limited	BVI	33.6%	Investment holding

Hangzhou Great East Packaging Co., Limited	PRC	33.6%	Production of beverage bottles

Nanjing Great East Packaging Co., Limited	PRC	33.6%	Production of beverage bottles

Xian Great East Packaging Co., Limited	PRC	33.6%	Production of beverage bottles

Upjoy Holdings Limited	BVI	33.6%	Investment holding

United Joy International Limited	BVI	33.6%	Investment holding

Greatgrand Global Limited	BVI	33.6%	Investment holding

Hangzhou Crystal Pines Beverages & Packaging Co. Ltd	PRC	33.6%	Production of OEM bottled water

Nanjing Crystal Pines Beverages & Packaging Co. Ltd	PRC	33.6%	Production of OEM bottled water

Shenyang Great East Packaging Co. Ltd	PRC	33.6%	Production of OEM bottled water

Great East (Overseas) Packaging Limited	Hong Kong	33.6%	IInvestment holdings

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

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the nine months ended September 30, 2010 and 2009 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2010, the results of its operations and cash flows for the nine months ended September 30, 2010 and 2009.

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results for a full year period.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of nine months or less to be cash equivalents.  The Company maintains bank accounts in Hong Kong and China.

(b)

Restricted cash

As of the balance sheet dates, restricted cash consisted of cash pledged as deposits for bankers’ notes facilities.

(c)

Inventories

Inventories consisting of raw materials, work-in-progress, goods in transit and finished goods are stated at the lower of cost or net realizable value. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Inventory costs are calculated using a weighted average, first in first out (FIFO) method of accounting.  There was no provision for slow moving inventories for the nine months ended September 30, 2010 and 2009, respectively.

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

(e)

Revenue Recognition

The Company recognized trading revenue when products are delivered and customers take ownership and assume risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and selling price is fixed or determinable.

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

	September 30, 2010	December 31, 2009	September 30, 2009

Period/year end RMB : US$ exchange rate	0.1494	0.1468	0.1467
Average yearly RMB : US$ exchange rate	0.1469	0.1464	0.1461

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

(h)

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The standard requires greater transparency about an entity’s financing receivables, which include loans, long-term receivables, lease receivables, and other long-term receivables. We are required to adopt this standard effective January 1, 2011 and do not expect this accounting standard to have a material impact on our condensed consolidated financial statements.

NOTE 5 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable as of the balance sheet dates are summarized as follows:

	September 30, 2010	December 31, 2009

Accounts receivable	$9,948,772	$5,620,841
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$9,948,772	$5,620,841

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

NOTE 6 – RESTRICTED CASH

Amount represents restricted cash pledged as deposits for bankers’ notes facilities (Notes payable – see Footnote 13). As of the balance sheet dates, restricted cash is summarized as follows:

	September 30, 2010	December 31, 2009

China Construction Bank	$3,736,167	$3,155,182
Bank of China	878,746	1,407,064
Bank of Ningbo	2,540,593	-
Guangdong Development Bank	1,778,415	2,641,548
China Merchants Bank	1,464,578	2,568,171
	$10,398,499	$9,771,965

NOTE 7 – INVENTORIES

Inventories as of the balance sheet dates are summarized as follows:

	September 30, 2010	December 31, 2009

Raw materials	$2,300,155	$1,610,478
Work-in-progress	1,372,402	1,724,006
Finished goods	594,366	669,546
Goods-in-transit	82,614	344,380
Total	$4,349,537	$4,348,410

NOTE 8 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables as of balance sheet dates are summarized as follows:

	September 30, 2010	December 31, 2009

Prepaid expenses	$3,085,302	$1,384,234
Other receivables	873,352	689,423
Tax recoverable	-	1,295
Total	$3,958,654	$2,074,952

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned and operated by the Company’s subsidiaries in China. Property, plant and equipment as of balance sheet dates are summarized as follows:

	September 30, 2010	December 31, 2009
At cost:
Building	$5,913,293	$5,797,374
Machinery	51,155,296	45,979,781
Office equipment	896,743	813,026
Leasehold improvements	1,279,239	1,115,099
Transportation vehicles	1,110,681	1,044,435
Construction in progress	25,256	3,981,197
	60,380,508	58,730,912

Less: Accumulated depreciation	$(27,962,957)	$(25,069,851)

Property, plant and equipment, net	$32,417,551	$33,661,061

As of September 30, 2010, certain property, plant and equipment with net book value of $4,894,648 were pledged to secure the Company’s bank borrowings.

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $2,332,058 and $2,423,160, respectively. The allocation of depreciation expense for the nine months ended September 30, 2010 and 2009 is summarized as follows:

	Nine months ended September 30,
	2010	2009

Included in cost of sales	$2,273,553	$2,357,972
Included in general and administrative expenses	58,505	65,188

Total depreciation and amortization expense	$2,332,058	$2,423,160

NOTE 10 – LAND USE RIGHTS, NET

Land use rights as of the balance sheet date is summarized as follows:

	September 30, 2010	December 31, 2009
At cost:
Land use rights	$787,958	$773,754
Less: Accumulated amortization	(174,693)	(159,638)
Total	$613,265	$614,116

Amortization expense for the nine months ended September 30, 2010 and 2009 was $12,085 and $11,701, respectively.

As of the balance sheet dates, the Company’s land use right was pledged to secure certain bank loans.

NOTE 11 – AMOUNT DUE FROM A DIRECTOR

Amount due from a director as of September 30, 2010 represents short-term advances to Mr. Stetson Chung. The amount is interest free, unsecured and has no fixed terms of repayment.

NOTE 12 – AMOUNT DUE FROM/(TO) A RELATED PARTY

Amount due from a related party as of September 30, 2010 represents short-term advances to GEPH. Amount due to a related party as of December 31, 2009 represents advances from GEPH for the Company’s working capital use.

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

As of the balance sheet dates, the Company’s notes payable were summarized as follows:

	Maturity date	September 30, 2010	December 31, 2009

China Construction Bank	Mar 2011	$866,791	$-
China Construction Bank	Jan 2011	5,678,973	-
China Construction Bank	Oct 2010	298,893	-
China Construction Bank	Dec 2010	627,676	-
DBS Bank (Hong Kong) Limited	Mar 2010	-	439,851
DBS Bank (Hong Kong) Limited	Jan 2010	-	145,608
DBS Bank (Hong Kong) Limited	Jan 2010	-	146,753
DBS Bank (Hong Kong) Limited	Dec 2012	435,780	-
Bank of China	Jan 2010	-	626,634
Bank of China	Mar 2010	-	366,881
Bank of China	Nov 2010	1,031,182	-
Bank of China	Feb 2011	1,165,684	-
Bank of Ningbo	Feb 2011	3,736,167	-
Bank of Ningbo	Nov 2011	1,046,127	-
China Merchants Bank	Nov 2010	747,233	-
China Merchants Bank	Feb 2011	717,344	-
Guangdong Development Bank	Dec 2010	2,525,649	-
Guangdong Development Bank	Jan 2011	747,233	-
Total notes payable		$19,624,732	$1,725,727

As of the balance sheet dates, all the notes of the Company are repayable within one year.

NOTE 14 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	September 30, 2010	December 31, 2009

Deposit received in advance from customers	$473	$527,287
Accrued expenses	1,006,172	264,795
Other payables	624,235	678,815
Total	$1,630,880	$1,470,897

Other payables are non interest bearing and are payable within a year.

NOTE 15 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	September 30, 2010	December 31, 2009

Income tax payables	$265,520	$215,705
Value added tax and other tax payables	618,972	321,815
Total	$884,492	$537,520

NOTE 16 – BANK LOANS

Bank loans of the Company as of the balance dates were summarized as follows:

	Interest rate		Bank loan balances
Name of bank	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

China Construction Bank	5.84%	5.31%	$1,494,467	$1,467,527
Industrial and Commercial Bank of China	-	4.86% to 5.84%	-	587,010
Bank of Communication	5.84%	5.84%	1,494,467	1,467,527
DBS Bank (Hong Kong) Limited	7.130% to 10.59%	6.910% to 10.84%	2,868,002	2,757,622
Hang Seng Bank Limited	7.00%	7.00%	1,785,298	2,034,738
China Merchants Bank	5.84% to 6.11%	5.84%	2,166,977	1,320,774
Shanghai Pudong Development Bank	5.84%	5.84%	1,494,467	1,467,527
Bank of China	5.31%	-	1,494,467	-
			$12,798,145	$11,102,725

Less:
Repayable after one year but within two years			(1,380,476)	(1,319,076)
Repayable after two years but within five years			(1,440,552)	(1,720,290)
Repayable after five years			-	(96,346)

Current portion			$9,977,117	$7,967,013

The maturity dates for the above bank loan are summarized as follows:

			Bank loan balances
	Drawn down		As of September	As of December
Name of bank	currency	Due date	30, 2010	31, 2009

China Construction Bank	RMB	May 2010	$-	$1,467,527
Industrial and Commercial Bank of China	RMB	Jan 2010	-	146,753
Industrial and Commercial Bank of China	RMB	Oct 2010	-	440,257
Bank of Communication	RMB	Jul 2010	-	733,764
Bank of Communication	RMB	Aug 2010	-	733,763
DBS Bank (Hong Kong) Limited	RMB	Nov 2012	1,010,730	1,301,899
DBS Bank (Hong Kong) Limited	RMB	Mar 2011	169,055	118,058
DBS Bank (Hong Kong) Limited	RMB	Mar 2012		166,878
DBS Bank (Hong Kong) Limited	RMB	Apr 2011	-	629,010
DBS Bank (Hong Kong) Limited	RMB	Sep 2011	351,537	541,777
DBS Bank (Hong Kong) Limited	RMB	Aug 2013	1,336,680	-
Hang Seng Bank Limited	HKD	Feb 2015	888,214	1,010,665
Hang Seng Bank Limited	HKD	Mar 2015	897,084	1,024,073
China Merchants Bank	RMB	Feb 2010	-	1,320,774
China Merchants Bank	RMB	Apr 2011	672,510	-
China Merchants Bank	RMB	Mar 2011	1,494,467	-
Shanghai Pudong Development Bank	RMB	Dec 2010	1,494,467	1,467,527
Bank of China	RMB	Jan 2011	1,494,467	-
Bank of Communication	RMB	Jul 2011	1,494,467	-
China Construction Bank	RMB	Jul 2011	1,494,467	-
			$12,798,145	$11,102,725

The bank loans were secured and guaranteed by the following:

Secured by:	Machineries of the Company
Land and buildings of the Company

Guaranteed by:	Sole director of the Company
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

(ii)

Ms. Christine Wong is the spouse of Mr. Stetson Chung.

(iii)

These companies are considered as related parties, as Mr. Guy A-Tsan Chung, who owned 73.88% of the Company, was an affiliate of these companies as of September 30, 2010.

Interest expenses for the bank loan for the nine months ended September 30, 2010 and 2009 were $ 686,014 and $578,080, respectively.

NOTE 17 – COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

The Company has 375,000,000 authorized shares, $0.01 par value, of common stock as of September 30, 2010.

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

NOTE 20 – INCOME TAX

The provisions for income taxes for each of the nine months ended September 30, 2010 and 2009 are summarized as follows:

	Nine months ended September 30,
	2010	2009

Current	$428,552	1,046,473
Deferred	-	-
Total	$428,552	1,046,473

There are no timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

A reconciliation of the expected tax with the actual tax expense for the nine months ended September 30, 2010 and 2009 are as follows:

	Nine months ended September 30,
	2010		2009
	Amount	%	Amount	%

Income before provision for income taxes	$2,010,903		$6,786,443

Expected PRC income tax expense at statutory tax rate of 25%	502,726	25.0	1,696,611	25.0
Lower tax rates for specific provinces or enacted by local authority	(188,938)	(9.4)	-	-
Tax holidays	-	-	(731,331)	(10.8)
Tax effect of tax losses not provided for deferred tax	19,529	1.0	81,193	1.2
Tax effect of expenses not deductible for tax	276,415	13.7	-	-
Tax effect of income not subject to tax	(181,180)	(9.0)	-	-

Actual tax expense	$428,552	21.3	$1,046,473	(15.4)

(i)

The Company’s subsidiaries in PRC are subject to PRC income tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)

The applicable tax rates of NJCP, HZCP and SYGE for the nine months ended September 30, 2010 are 12.5%, 12.5% and 11%, respectively. For comparative period last year, each of these PRC subsidiaries enjoys a tax holiday and the corresponding assessable profits for the nine months ended September 30, 2009, if any, are exempted from income tax.

(iii)

BVI companies are not subject to tax in accordance with the relevant tax laws and regulations of the BVI.

(iv)

The Hong Kong companies did not generate any assessable profits since their incorporation and therefore are not subject to Hong Kong tax.

NOTE 21 – OTHER INCOME

Other income for the nine months ended September 30, 2010 and 2009 are summarized as follows:

	Nine months ended September 30,
	2010	2009

Sale of scrapped materials	$192,783	$139,743
Others	144,804	46,097
Total	$337,587	$185,840

NOTE 22 – INTEREST INCOME

Interest income for the nine months ended September 30, 2010 and 2009 are summarized as follows:

	Nine months ended September 30,
	2010	2009

Bank interest income	$100,487	$119,039
Interest income receivable from GEPH	429,964	-
Interest income	$530,451	$119,039

GEPH is considered as a related party as the Company’s majority shareholder, Mr. Guy A-Tsan Chung, owned 73.88% of the Company and was an affiliate of GEPH as of the balance sheet dates.

NOTE 23 – OTHER EXPENSES

Other expenses for the nine months ended September 30, 2010 and 2009 are summarized as follows:

	Nine months ended September 30,
	2010	2009

Finance charges on discounted notes	$411,220	$138,742
Other finance handling charges	191,154	94,619
Foreign currency exchange loss	131,483	-
Others	240,260	140,304
Total	$974,117	$373,665

NOTE 24 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following material transactions with GEPH for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009

Sale of bottles and materials	$360,138	$647,246

Purchase of bottles and materials
- Included in cost of sales	$1,322,767	$1,577,703
- Included in inventories	90,226	148,869
Total purchase from GEPH	$1,412,993	$1,726,572

The above transactions were entered into by the Company in the normal course of business.

NOTE 25 – CONCENTRATION OF CREDIT RISK

For the nine month ended September 30, 2010 and 2009, the customers who account for 10% or more of sales of the Company are presented as follows:

	Nine months ended September 30,
	2010		2009
	Sales	%	Sales	%

Swire BCD Company Limited and its group companies	$28,936,781	80.8	$32,243,607	81.7

Swire BCD Group is franchised to manufacture market and distribute products of Coca-Cola in China.

NOTE 26 – CONTINGENCIES AND COMMITMENTS

As of September 30, 2010, NJGE and XAGE, the subsidiaries of the Company, had arranged nine non-cancelable operating leases with nine third parties for their production plants. The expected annual lease payments under these operating leases are as follows:

September 30,
2010
For the year ending September 30,
2010	$5,380
2011	21,520
2012	21,520
Total	$53,065

NOTE 27 – SUBSEQUENT EVENTS

The Company has evaluated for disclosure all subsequent events occurring through November 18, 2010, the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

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

Results of Operations – Three Months Ended September 30, 2010 as Compared to Three Months Ended September 30, 2009.

The following table summarizes the results of our operations during the three-month period ended September 30, 2010 and 2009, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2010 to the three-month period ended September 30, 2009.

	Three Months ended September 30,
	2010	2009	Increase (decrease）	% Change
Revenue	$16,051,025	$15,967,622	$83,403	0.52%
Cost of sales	12,892,396	11,419,092	1,473,304	12.90%
Gross profit	3,158,629	4,548,530	(1,389,901)	(30.56)%
General & administrative	869,605	1,461,301	(591,696)	(40.49)%
Sales & marketing	358,221	192,414	165,807	86.17%
Income from operations	1,930,803	2,894,815	(964,012)	(33.30)%
Other expense	524,929	195,921	329,008	167.93%
Provision for taxation	245,865	464,692	(218,827)	(47.09)%
Minority interests	836,286	1,850,471	(1,014,185)	(54.81)%
Net income	323,723	383,731	(60,008	(15.64)%

Revenues

Sales revenue increased from $15,967,622 in the three months ended September 30 of 2009 to $16,051,025 in the same period in 2010, representing a 0.52% increase.

Cost of sales and gross margin

Cost of sales increased from $11,419,092 in the three months ended September of 2009 to $12,892,396 in the same period in 2010, representing a 12.90 % increase. The gross profits decreased from 28.49% in the three months ended September of 2009 to 19.68 % in the same period in 2010. It was mainly attributable to the increase in purchase price of raw material.

Sales and marketing

Sales and marketing expenses increased by $165,807 or 86.17% from $192,414 in the three months ended September 30 of 2009 to $358,221 in the same period 2010. The increase was mainly due to transportation expenses.

General and administrative

General and administrative expenses decreased from $1,461,301 in the three months ended September 30 of 2009 to $869,605 for the same period in 2010, representing a decrease of $591,696 or 40.49%. The decrease was mainly due to legal and professional expenses.

Net income

Net income for the three months ended September 30 of 2010 was $323,723 as compared to net income was $383,731 in the same period 2009. The decrease was mainly attributable to the decrease in gross profit, which decreased from $4,548,530 in the three months ended September of 2009 to $3,158,629 in the same period in 2010.

Results of Operations – Nine Months Ended September 30, 2010 as Compared to Nine Months Ended September 30, 2009.

The following table summarizes the results of our operations during the nine-month period ended September 30, 2010 and 2009, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2010 to the nine-month period ended September 30, 2009.

	Nine Months ended September 30,
	2010	2009	Increase (decrease)	% Change
Revenue	$35,805,229	$39,486,819	$(3,681,590)	(9.32)%
Cost of sales	28,834,086	28,397,991	436,095	1.54%
Gross profit	6,971,143	11,088,828	(4,117,685)	(37.13)%
General & administrative	3,322,542	3,002,109	320,433	10.67%
Sales & marketing	845,605	652,097	193,508	29.67%
Income from operations	2,802,996	7,434,622	(4,631,626)	(62.30)%
Other expense	792,093	648,179	143,914	22.20%
Provision for taxation	428,552	1,046,473	(617,921)	(59.05)%
Minority interests	1,375,503	4,155,371	(2,779,868)	(66.90)%
Net income	206,848	1,584,599	(1,377,751)	(86.95)%

Revenues

Sales revenue decreased from $39,486,819 in the nine months ended September 30 of 2009 to $35,805,229 in the same period in 2010, representing a 9.32% decrease. The decrease in revenue was mainly due to the company drop in sales of 500ml hot fill bottles and the cold weather in slack season in 2010.

Cost of sales and gross margin

Cost of sales increased from $28,397,991 in the nine months ended September 30 of 2009 to $28,834,086 in the same period in 2010, representing a 1.54 % increase. The increase was mainly due to the increase in the purchase price of raw material. The gross profits decreased from 28.08% in the nine months of 2009 to 19.47 % in the same period in 2010.

Sales and distribution

Sales and marketing expenses increased by $193,508 or 29.67% from $652,097 in the nine months ended September 30 of 2009 to $845,605 in the same period 2010. The increase was mainly due to transportation expenses, which increased by $149,464.

General and administrative

General and administrative expenses increased from $3,002,109 in the nine months of ended September 30 of 2009 to $3,322,542 for the same period 2010, representing an increase of $320,433 or 10.67%. The increase was mainly due to staff and other insurance expenses.

Net income

Net Income for the nine months ended September 30 of 2010 was $206,848 as compared to net income was $1,584,599 in the same period 2009. The material decrease was mainly attributable to the decrease in sales, which lowered gross profits. The gross profits decreased from 11,088,828 in the nine months of 2009 to 6,971,143 in the same period in 2010, representing a decrease of $4,117,685.

Liquidity and Capital Resources

Cash

Our cash balance at September 30, 2010 was $1,259,996, representing an increase of $557,752 compared with our cash balance of $702,244 as at September 30, 2009.

Cash flow

Operating Activities

Net cash provided by operating activities during the nine months ended September 30 of 2010 amounted to $15,340,060, representing a decrease in inflow of $395,716 compared with net cash used in operating activities of $15,735,776 in the same period of 2009. The decrease in cash inflow was mainly due to decrease in net income in 2010.

Investing Activities

Net cash used in investing activities decreased from $2,967,204 for the nine months ended September 30 of 2009 to $2,351,040 for the same period of 2010, representing a decrease of $616,164. The decrease was mainly attributable to the company decreases the purchases of imported and domestic production equipments in 2010 compared with 2009.

Financing Activities

Net cash used in financing activities was $13,803,972 for the nine months ended September 30 of 2010, representing an increase of $1,170,286 over the net cash $12,633,686 provided by the same period of 2009. The change was primarily due to the decrease in amount due to a related party.

Working capital

Our net current liabilities decreased by $1,301,651 to $6,054,481 at September 30, 2010 from $7,356,132 at September 30, 2009, the decrease in net current liabilities was mainly due to decrease in amount due to a related party in 2010.

We currently generate our cash flow through production and sales of PET bottles and PET performs and bottle OEM water in China. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of September 30, 2010, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the twelve months ended September 30, 2010 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 6.807 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no issuances during the quarter ended September 30, 2010.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended September 30, 2010.

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

By:

 /S/ Stetson Chung

Stetson Chung

Chief Executive Officer, President, and Director

Date: November 22, 2010

By:

/S/ Danny Poon

Danny Poon

Chief Financial Officer

Date: November 22, 2010