Form 10-K
period 2010-12-31
Great East Bottles & Drinks (China) Holdings, Inc
filed 2011-04-15
CIK 1382112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No.: 333-139008

GREAT CHINA MANIA HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC

(Former Name of Registrant, if Applicable)

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act.  Yes  ☐     No  ☑

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer ☐
Non-accelerated filer. ☐ Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes ☐     No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010:  N/A

As of April 1, 2011, there were 24,646,000 shares of the issuer’s common stock outstanding.

Documents incorporated by reference: None

In this report, unless the context indicates otherwise, the terms "Great East," "Company," "we," "us," and "our" refer to Great East Bottles & Drinks (China) Holdings, Inc., a Florida corporation, (now re-named as Great China Mania Holdings, Inc.) and its wholly-owned subsidiaries for the period ending December 31, 2010.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act." These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results.

In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

—	new competitors are likely to emerge and new technologies may further increase competition;
—	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;
—	our ability to obtain future financing or funds when needed;
—	our ability to successfully obtain and maintain our diverse customer base;
—	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;
—	our ability to attract and retain a qualified employee base;
—	our ability to respond to new developments in technology and new applications of existing technology before our competitors;
—	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and
—	our ability to maintain and execute a successful business strategy.

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the "SEC." You should consider carefully the statements under "Item 1A. Risk Factors" and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

Item 1.	Business

Introduction

As used herein, unless the context otherwise requires, “Registrant” and the “Company” (and “we”, “our” and similar expressions) refer to the business of the newly-named Great China Mania Holdings, Inc.(formerly known as Great East Bottles & Drinks (China) Holdings, Inc.)through December 31, 2010.

We were incorporated on July 8, 1983, in the business of providing specialty printing services to the commercial printing industry.  Until consummation of the Share Exchange, our revenue was derived from providing printing services to other printing businesses.

On March 10, 2008, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Great East Bottles & Drinks (BVI) Inc. (“GEBD BVI”) and Guy A-Tsan Chung (formerly known as Chung A. San Guy), the sole shareholder of GEBD BVI (the “Shareholder”) to acquire 100% of the outstanding equity of GEBD BVI from the Shareholder in consideration for 32,460,000 shares of our common stock (the “Share Exchange”).  The Share Exchange was consummated on March 10, 2008.

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

In December 2009, we restructured our group so that our subsidiary, HGEP, held our operating entities GEPNJ and GEPXA. As a result, any operations that we had were either conducted by HGEP or by its subsidiaries.  In December 2009, HGEP through its subsidiary acquired a 99.99% interest in three new operating entities from a company controlled by Mr. Guy Chung.  These entities were United Joy International Limited (“United Joy”), Upjoy Holdings Limited (“Upjoy”) and Greatgrand Global Limited (“Greatgrand”).

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

On October 26, 2010, the Company entered into an Acquisition Agreement (the “Agreement”) with Water Scientific Holdings Limited (“Water Scientific”) and the shareholder of Water Scientific whereby the Company acquired 100% of Water Scientific in exchange for 500,000 shares of common stock of the Company. Water Scientific was subsequently sold on March 31, 2011.

On December 30, 2010, the Company entered into, and completed, an Asset Purchase and Sale Agreement with Chung A. Tsan Guy whereby the Company sold its subsidiary GEBD BVI in exchange for Mr. Chung surrendering 31,498,000 shares of common stock of the Company.

Up until the completion of the Asset Purchase and Sale Agreement on December 30, 2010, the Company commenced and maintained its operations as discussed below and represented in the financial statements of this Form 10-K. In order to diversify the Company’s operations, several new subsidiaries have been formed and are now operating within the Company.From October 26, 2010 to March 31, 2011, Water Scientific functioned as a subsidiary of the Company. In February, three new subsidiaries of the Company were formed and have since maintained operations. These subsidiaries, GME Holdings Limited, Great China Games Limited and Great China

Media Limited are further described herein under the “Description of our Business from January 1, 2011, to the Date of this Filing and Onward” heading of this Item 1.

Current Corporate Structure and Subsequent Events

Since December 30, 2010, the Company has restructured some of its business operations and corporate structure.  As of the date of this filing, our corporate structure is as follows:

Great East owns a wholly-owned subsidiary, Sharp Achieve Holdings Limited (BVI).  Sharp Achieve Holdings Limited (BVI) has a wholly-owned subsidiary, Super China Global Limited (BVI).  Super China Global Limited has three subsidiaries: 1) GME Holdings Limited which was incorporated February 18, 2011; 2) Great China Media Limited which was incorporated February 1, 2011; and 3) Great China Games Limited which was incorporated February 1, 2011 (collectively, the “Subsidiaries”).  The Subsidiaries and their business will be discussed in greater detail under the “Current Operations” heading of this Section, as this will be the Company’s primary business going forward.  However, for purposes of this Form 10-K the Company’s business operations of 2011 are presented in the “General Description of Business” and subsequent sections.

In addition, the Company, as of March 31, 2011, disposed of Water Scientific Holdings Limited (“Water Scientific”).  As of the date of this filing, the Company no longer carries on the operations of Water Scientific.

General Description of Business for the period ending December 31, 2010

OUR PRODUCTS

We mainly produced 3 types of products: PET CSD bottles, PET CSD preforms for CSD bottles and OEM water bottles. PET (Polyethylene terephthalate) is a thermoplastic polymer resin of the polyester family.  It is widely used as raw material for synthetic fibers, beverage /food / liquid containers, thermoforming applications and as engineering resins.  PET CSD bottles are completed bottles ready for CSD bottling while PET CSD preforms are pre-production tubes made from PET resin that are used in a stretch-blow-molding machine to produce the final PET bottle

PET CSD preforms

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

Some of the operating entities manufactured OEM water bottles.  These operating entities purchased preforms for OEM water bottles from an unrelated third party called Guo Zhu Group and then use the preforms to create OEM water bottles in a process that is similar to the production of the PET CSD bottles.  The operating entities then filled the OEM water bottles with distilled water and deliver the bottled water to Coca Cola’s distribution centers. The sizes of the OEM water bottles range from 550ml to 1,500ml.

PET bottles are suitable for various applications including water, tea drinks, CSD and other beverages bottling.  Our PET CSD bottles and PET CSD preforms were targeted to CSD application, while our OEM businesseswere targeted to bottled water application.  CSD contains instable carbonate components and it demands higher quality requirements on PET bottles and PET preforms compared to those applied to OEM water bottles and bottles for tea drinks.  Thus, CSD applications represent a higher margin segment in the PET bottles and PET preforms market as it demands a higher quality standard, and OEM applications represent a lower margin segment.

INDUSTRY AND MARKET ENVIRONMENT

The operating entities of the Company through December 30, 2010 were part of the plastic packing case and container manufacturing industry in China. Their targeted market was the market for PET-plastic bottles for beverages in China.

OUR MAJOR CUSTOMERS

Our major customers were Coca-Cola and Pepsi, the two leading worldwide brands in the CSD industry. United Joy and Upjoy also signed agreements with NJBC and HZBC, respectively, for supplying OEM water bottles.

Coca-Cola

We served Coca-Cola through our GEHZ, GENJ, United Joy, Upjoy and Greatgrand production facilities. GEHZ signed a Coordinated Supply Agreement to serve Coca–Cola through Hangzhou BC Foods Company Limited (“HZBC”) and GENJ signed a Coordinated Supply Agreement to serve Coca–Cola through Nanjing BC Foods Company Limited (“NJBC”).  HZBC and NJBC are subsidiaries of Swire Pacific Limited, which is the CSD bottler for Coca-Cola in China.

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

Pricing

We were obliged to offer Coca-Cola whatever is the lowest price we offer PET CSD bottles to our other customers with substantially equivalent quality we sold to Coca-Cola under “the most favor customer” clause.  Moreover, we had to meet the most competitive pricing from other competitors in the market, who offer PET CSD bottles with substantially equivalent quality we sold to Coca-Cola.

The price of PET CSD bottles includes PET CSD bottles blowing, PET CSD preforms conversion, all packaging materials and pallet, transportation to customers, value added tax and colorant, but excludes PET resin and label price.  Except for PET resin which we are required to purchase, the price of OEM water bottles includes the same elements as the PET CSD bottles.

Pepsi

We served Pepsi through our GEXN production facilities.  GEXN has signed an Inline Mode Coordinated Supply Agreement (the “Pepsi Agreement”) to serve Pepsi through Xian Pepsi-Cola Beverage Company Limited, which is a joint venture company between PepsiCo Investment (China) Ltd. and local food and beverage companies in Xian.

We produced PET CSD bottles with capacities ranging from 600ml to 2,500ml with certain performance criteria including appearance, dimension, weight, fill point capacity, wall thickness & sectional weights, perpendicularity, burst resistance, thermal stability, stress crack, top load test, drop impact and carbonation loss.

Pepsi committed a volume guarantee to us of not less than 70% of Pepsi’s annual PET CSD bottles requirements in Xian province during the terms of the contract.  Pursuant to the terms of the contract, we are obligated to guarantee a non-interrupted supply of our PET CSD bottles to Pepsi.

OUR PRODUCTION FACILITIES

In 2010, we owned and operated 8 manufacturing facilities in China: GEHZ, GENJ, GEXN, United Joy, Upjoy and Greatgrand.

GEHZ

GEHZ waslocated at No. 1 Road, Economic & Technological Development Zone, JiubaoJianggan District, Hangzhou, China.

The PET CSD bottles production line produced PET CSD bottles with capacities ranging from 0.5L to 2.5L. It consisted of one stretch blow molding machine and one basic robot labeling machine:

1.	The stretch blow molding machine consists of 10 molds with a production capacity of 12,000 bottles per hour.
2.	The robot labeling machine model has a production capacity of 18,000 bottles per hour.

GEHZ’s PET CSD bottles production line wasoperated as an offline production mode (“Offline Mode”) Under Offline Mode, PET CSD bottles are blow-molded at GEHZ’s own production line factory, packed and delivered to Coca–Cola’s manufacturing plant for their bottle-filling process.  Coca–Cola’s manufacturing plant is located adjacent to GEHZ’s production line factory to ensure timely delivery of the PET CSD bottles supply and also to minimize transportation costs.

GENJ

GENJ was located at 16 Nanjing New & High Technology Industry Development Zone, Nanjing Jiangsu Province, China.

The 3 PET CSD bottles production lines produced PET CSD bottles with capacities ranging from 500ml to 2,500ml.

One of GENJ’s PET CSD bottles production lines was operated as an inline production mode (“Inline Mode”). Under Inline Mode, PET CSD bottles are blow-molded at Coca-Cola’s manufacturing plant and are then directly fed into Coca-Cola’s manufacturing production lines via conveyor belts for bottle-filling process.

Two of GENJ’s PET CSD bottles production lines wereoperated under Offline Mode. Coca-Cola’s manufacturing plant is located adjacent to GENJ’s production line factory.

Each production line consisted of one stretch-blow-molding machine and one labeling machine:

GEXN

GEXN waslocated at No. 36 Development Road, New Type Industrial Garden High–Tech Industrial Development Zone, Xian, China. GEXN operated two PET CSD bottles production lines.

The two PET CSD bottles production lines produced PET CSD bottles with capacities ranging from 600ml to 2,500ml. Each production line consisted of one stretch-blow-molding machine and one labeling machine:

•

The stretch-blow-molding machines have with production capacities of 12,000 bottles (Inline Mode) and 10,000 bottles per hour respectively.  They consist of 10 molds each machine.

•

The labeling machines have a production capacity of 18,000 bottles per hour each machine.

One of GEXN’s PET CSD bottles production lines was operated under Inline Mode and the other production line is under Offline Mode. Pepsi’s manufacturing plant is located adjacent to GEXN’s production line factory.

United Joy

United Joy had two OEM water bottle manufacturing facilities located at 6, Feng Huang Lu, Pu Kou Economic and Development Zone, Nanjing, Jiangsu Province and North Guan Qi Road, He Fe Economic and Development Zone, He Fe, An Hui Province.  Both were operated under Offline mode, and each had one OEM water bottle production line with capacity ranging from 550ml to 1,500ml

Upjoy

Upjoy had two OEM water bottle manufacturing facilities located at No. 1 Road, Economic & Technological Development Zone, JiubaoJianggan District, Hangzhou and Jiang Nan Logistic Centre, Jing Jiang Nan Lu, Lin Hai, Taizhou.  Both wereoperated under Offline mode, and each had one OEM water bottle production line with capacity ranging from 550ml to 1,500ml.

Greatgrand

Greatgrand had a hot fill packaging facility located in 8 Jia 2, No 7 Jie, Shenyang Economic and Development Zone, Shenyang.  Hot fill packaging is another process adopted in packaging of beverage such as tea, juice and milk based beverage.  The major difference between hot fill bottles and CSD bottles and OEM water bottles lies in the top of the bottle as hot fill bottles requires a crystallization manufacturing process for sustaining the heat involved in the hot fill process.  Greatgrand had one inline hot fill bottles production line that produces PET hot fill bottles with capacities ranging from 600ml to 2,500ml that consists of one stretch-blow-molding machine and one labeling machine.

PRODUCTION PROCEDURES

Through eight of our operating facilities, we operated several PET CSD preforms production lines, several PET CSD bottles production lines, four OEM water bottle production lines, one hot fill bottle production line (some under Offline Mode and some under Inline Mode).

PET CSD preforms

PET CSD preforms were produced through the injection molding manufacturing process described below:

—	PET CSD preforms molds and changed.
—	PET resin is transferred from warehouse to the raw materials room.
—	PET resin is drawn into the feed hopper through pipeline by suction.

—	PET resin is heated, dried and moved into the Injection Molding machine.
—	While PET resin enters the Injection Molding machine, it is heated above its transition temperature and move forward in the molds.
—	PET resin undergoes extreme pressure and is molded into PET CSD preforms.
—	The PET CSD preforms are automatically stripped through action of the mold after cooling.
—	PET CSD preforms undergo quality check by production team and quality control department to ensure the quality to achieve customers’ requirement.
—	PET CSD preforms are packaged and sent to storage.

PET CSD bottles

PET CSD bottles wereproduced through a stretch-blow-molding manufacturing process and operated under two operations modes, Inline Mode and Offline Mode.

Offline Mode

The following are the procedures followed in the Offline Mode:

—	PET CSD bottles molds are changed.
—	PET CSD preforms are transferred from warehouse to a PET CSD preforms container.
—	PET CSD preforms are sorted by a sorting machine, which is part of Stretch Blowing Machine.
—	The sorting machine screens out those PET CSD preforms of poor quality.
—	The PET CSD preforms are transferred to the main body of Stretch Blowing Machine and are heated (typically by infrared heaters) above their transition temperature.
—	PET CSD preforms are blown into bottles using high pressure air and the metal blow molds.
—	PET CSD bottles are transferred to the conveyor belt after cooling.
—	Our production team and quality control department perform quality check to ensure the quality of the PET CSD bottles meet Coca-Cola’s or Pepsi’s quality requirements.
—	PET CSD bottles are transferred to the labeling machine through conveyor belt for labeling.
—	Our production team and quality control department perform quality check on the labeled PET CSD bottles to ensure the quality meets Coca-Cola’s or Pepsi’s requirements.
—	Labeled PET CSD bottles are packed and stored.

Inline Mode

All procedures wereexactly the same as Offline Mode except: that instead of packing the labeled PET CSD bottles for storage, the bottles are sent directly to Coca-Cola’s production line or Pepsi’s production line through a conveyor belt.

Under Inline Mode, if we could not meet the customers’ bottle-filling process schedule, the labeled PET CSD bottles wouldnot be sent to the customer’s production line directly, but wouldbe packaged and sent to our storage.

OEM Water Bottles

PET preforms used for OEM water bottles wereproduced exactly the same way as PET CSD bottles described above. The PET preforms werethen processed exactly the same way as offline mode PET CSD bottles described above except that the OEM water bottles are filled with distilled water before they are packed and stored.

Hot Fill Bottles

PET preforms used for hot fill bottle were produced exactly the same way as PET CSD bottles described above. Hot fill bottles are produced exactly the same way as inline mode PET CSD bottles described above except that it involves an additional crystallization manufacturing process for sustaining the heat involved in the hot fill process.

SEASONALITY

Sales by the operating entities were subject to seasonality.  In general, we believe sales were higher in the second and third quarters of the year when the weather is hot and dry and lower in the first and fourth quarters of the year when the weather is cold and wet.  Sales peaked during the months from June to September.

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

Description of our Business from January 1, 2011 to the Date of this Filing and Onward

Since December 31, 2010, the Company has diversified its operations through its subsidiary Super China Global Limited (BVI) (“Global”) and the Subsidiaries GME Holdings Limited, Great China Media Limited, Great China Games Limited, and Water Scientific.

Water Scientific Holdings Limited

Water Scientific Holdings Limited (“Water Scientific”) was a fully-operating subsidiary of the Company from October 26, 2010 to March 31, 2011. Water Scientific produces a product called Solidwater(sometimes referred to as Waterlog, depending on the market).  Solidwater is an ecological product that provides an optimal alternative solution for total irrigation and synchronous irrigation. Water Scientific is active in the irrigation product industry. Solidwater is suitable for use on all types of vegetation, and can be used for: urban tree planting and forestry, domestic gardens, commercial landscaping, agriculture, and horticulture.  Solidwater is a stagnant and non-volatile water compound.  It is in a gel form, and produced by using advanced techniques to solidifying water.  This causes fundamental changes in the physical properties of water.  Because of this, the water properties in Solidwater remain stable in this gel form between minus six degrees and 100 degrees Celsius.  Solidwater contains 97 percent water and three percent patented molecular science technology, which releases pure water for irrigation purposes.  Solidwater is bio-degradable, free of degradation pollution, and can be used as a long-term irrigation water source.  Solidwater gradually releases water to a plant’s roots.  This provides a slow but steady supply of moisture, which results in minimal water wastage.  Solidwater provides advantages including, but not limited to: water savings, labor savings, enhanced planting success rates, and no requirements of an irrigation or pipe system.  Solidwater is also non-toxic, and harmless to children, pets, wildlife, and insects.  Solidwater is packaged in one liter, standard size, 100 percent biodegradable tubes.  This packaging is customizable according to different customer requirements.  Solidwater has an estimated shelf life of over a year.  A single liter of Solidwater is equivalent to hundreds of liters of water used through traditional irrigation systems.  In addition, under normal ground conditions, Solidwater lasts up to three months.

GME Holdings Limited

GME Holdings Limited was incorporated February 18, 2011, in Hong Kong.  GME Holdings Limited organizes artists to participate in movies, event management and promotion for its clients. GME Holdings Limited currently represents and promotes four male artists and twelve female artists, for a total of sixteen clients.  There are 10 employees of GME Holdings Limited. GME Holdings Limited promotes its clients by providing event management and booking for movies, public relations functions, and brand promotions.

Great China Media Limited

Great China Media Limited was incorporated February 1, 2011, in Hong Kong.  Great China Media Limited leases an office in Hong Kong.and employs 70 employees.  Great China Media Limited publishes eight magazines.  Each magazine title is produced on either a weekly or bi-weekly basis.  Each magazine published focuses on a specialized subject matter, including computer technologies, video games, digital equipment, and automobiles.  The actual printing of these magazines is performed by a third party vendor.

Great China Games Limited

Great China Games Limited was incorporated February 1, 2011, in Hong Kong.  Great China Games Limited leases two retail stores in Hong Kong. Each store sells video game machines (including Play Station, Nintendo Wii, and Xbox, among others) as well as an assortment of video games and accessories.

Material Intellectual Property

The Company does not hold, own or license any patents, trademarks, or other material intellectual property.

Research and Development

We did not incur or pay any costs in relation to research and development in 2010, as our products are able to satisfy the existing product specifications from our major customers.

Regulation

Our company has a policy to comply with all applicable laws and regulations not only in China but also all countries throughout the world in which we do business.

Business regulation (For the period ending December 31, 2010)

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

Current Business Regulation (From January 1, 2011, to the Date of this Filing and Onward)

There is no specific government regulation in Hong Kong that relates to the operations and businesses of Global except the general company laws and regulations.  These laws and regulations include things such as the paying of corporate taxes and registration fees.  Failure to adhere to these laws and regulations could result in fines and penalties.

Employees

As of December 30, 2010, the Company and the operating entities had about 700employees through GEHZ, GENJ, GEXN, United Joy, UpjoyGreatgrand and their operations.

As of April 15, 2011, the Company in connection with its currently-operating subsidiaries has approximately85 total employees.  GME Holdings has approximately 10 employees; Great China Media Limited has approximately 70 employees; and Great China Games Limited has approximately 5 employees.

Item 1A.	Risk Factors

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

Risks relating to doing business in China

Substantially all of our business assets are located in China, and substantially all of our sales are derived from China. Accordingly, our results of operations, financial position and prospects are subject to a significant degree to the economic, political and legal development in China.

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

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some of our competitors, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China.  If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.  Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

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

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We concluded that our internal controls over financial reporting were not effective as of the periods for our annual reports for the fiscal years December 31, 2008, 2009, and 2010.

Competition may increase in the industry.

We may in the future compete for potential customers with current companies not yet offering services in our industry and/or new companies to the industry.  Competition in the industry may increase in the future.  Increased competition could result in price reductions, and reduced margins or loss of market share.

There can be no assurance that we will be able to compete successfully against future competitors. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations would be adversely affected.

Our profitability depends, in part, on our ability to provide customer satisfaction, and if we are unable to maintain this, we could lose our competitive advantage.

We believe our brand has gained recognition by customers and consumers.  We believe this is largely due to our high standards of quality control.  If we fail to continue to maintain this, we could potentially lose customers, which would adversely affect our operations.

The success of our business depends on maintaining key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel.

We rely heavily on the services of our management, as well as sales staff.  Loss of the services of any such individuals would adversely impact our operations.  In addition, we believe that both our management and sales staff represent a significant asset and provide us with a competitive advantage over many of our competitors and that our future success will depend upon our ability to retain these key employees and our ability to attract and retain equally skilled employees.

If we are unable to attract, train and retain highly qualified personnel, the quality of our services may decline and we may not successfully execute our internal growth strategies.

Our success depends in large part upon our ability to continue to attract, train, motivate and retain highly skilled and experienced employees, including sales and management staff.  Qualified employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements.  While we currently have available ample staff for the requirements of our business, expansion of our business could require us to employ additional staff.

There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled sales and management staff in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to secure and complete customer engagements and could harm our business.

We are exposed to risks associated with the ongoing financial crisis and weakening global economy, which increase the uncertainty of consumers purchasing products and/or services.

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to a decrease in spending by consumers.  If these economic conditions are prolonged or deteriorate further, the market for our services could potentially decrease accordingly.

We have experienced product and service changes in our industry. New products and services may provide additional alternatives and result in a decrease in our consumer base.

The industry, in which we compete, in general, is a quickly changing industry. Our future success will depend on our ability to appropriately respond to changing changes in customer preferences, as well as new products or services being offered by our competitors.  If we adopt products and services that are not attractive to consumers, we may not be successful in capturing or retaining a significant share of our market.

Existing regulations, and changes to such regulations, may present barriers to the use of our products and/or service, which may significantly reduce demand for our products and/or services.

Our services are currently only regulated by general company laws and regulations.  We currently comply with the regulations that have been set forth.  However, a change in these regulations could create unknown barriers in continuing our operations as they currently exist.

Our success depends on providing products and services that create an enjoyable experience for our customers.

Our Company must continue be aware of our customer’s needs and satisfaction of the services we offer.  The Company’s operating results would suffer if we were not responsive to the needs of our customers.

Our Company could potentially experience rapid growth in operations, which would place significant demands on the Company’s management, operational, and financial infrastructure.

If the Company does not effectively manage its growth, the quality of its products and services could suffer, which could negatively affect the Company’s brand and operating results.  To effectively manage this growth, the Company will need to continue to improve its operational, financial, and management controls and its reporting systems and procedures.  Failure to implement these improvements could hurt the Company’s ability to manage its growth and financial position.

The brand identity that the Company has developed has contributed to the success of its business. Maintaining and enhancing the Company’s brand image is critical to expanding the Company’s base of customers and members.

The Company believes that the importance of brand recognition will increase due to the relatively low barriers to entry in the market.  If the Company fails to maintain and enhance the Company’s brand, or if it incurs excessive expenses in this effort, the Company’s business, operating results and financial condition will be materially and adversely affected. Maintaining and enhancing the Company’s brand will depend largely on the Company’s ability to continue to provide high-quality products and services.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

 The following properties are leased by the Company and the Subsidiaries:

Entity	Locations and addresses	Areas	Rent	Leasing period until	Owner
GME Holdings Limited	Suite 1902, 19/F., Tower II, Kodak House, Quarry Bay, Hong Kong	2,853 square feet	$6,584 per month	July 27, 2012	China Vision Limited
Great China Media Limited	Room A, 18/F., Phase 1, Kingsford Industrial Building, 26-32 Kwai Hei Street, Kwai Chung, N.T.,Hong Kong	4100square feet	$21,795per month	January 31, 2012	China Culture Limited
Great China Games Limited	Shop 16 and 20, G/F., Wonder Building, 161-175 Fuk Wa Street, Shamshuipo, Kowloon, Hong Kong Shop 159, 1/F., Oriental 188, 188 Wan Chai Road, Hong Kong	350 square feet 60 square feet	$2,000 per month $1,923 per month in rent	May 31, 2012 July 18, 2012	China Culture Limited Lee Foon Siu

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4.	[REMOVED AND RESERVED]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Over the Counter Bulletin Board (OTCBB) under the symbol “GEBD,” since May 22, 2008.  The following table sets forth the high and low bid information for our common stock from the commencement of trading on May 22, 2008 through March 31, 2011 as reported by OTCBB.

Period	Low ($)	High ($)
2011 First Quarter	$0.09	$0.12
2010 Fourth Quarter	$0.09	$0.18
2010 Third Quarter	$0.15	$0.16
2010 Second Quarter	$0.16	$0.22
2010First Quarter	$0.1	$0.36
2009Fourth Quarter	$0.05	$0.35
2009Third Quarter	$0.25	$0.35
2009Second Quarter	$0.28	$0.5
2009First Quarter	$0.25	$1.01
2008Fourth Quarter	$1.01	$3.75
2008Third Quarter	$1.50	$3.49
2008Second Quarter (Beginning May 22, 2008) (1)(2)	$2.25	$2.65

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

Number of Holders of Common Stock

The number of holders of record of our common stock on April15, 2011, was fifty four.

Dividends

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2008, the fiscal year ended December 31, 2009, or the fiscal year ended December 31, 2010. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.  The payment of any dividends is within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

On March 9, 2011, the Company acknowledged the execution of a certain PURCHASE AND ASSIGNMENT AGREEMENT between Great East Bottles & Drinks (BVI), Inc. (the “Assignor”) and Chan KaWai (the “Assignee”) whereby the Assignor assigned the rights of a certain past due promissory note dated December 31, 2010, due by the Company in the principal amount of HK$10,834,900 (the “Note”) to the Assignee. As consideration for assignment of the Note by Assignor, Assignee agreed to pay Assignor or its designees consideration in the aggregate sum of $600,000 United States Dollars.

Thereafter, the Assignee provided notice to the Company that he elected to convert the debt represented by the Note into shares of common stock of the Company and the Company agreed to convert the Note into 15,474,000 shares of common stock of the Company.

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

Revenue recognition

For continuing operations, the Company is principally engaged in trading of ecological products. Revenue represents invoiced value of goods sold and is recognized when the following criteria are met:

(i) Persuasive evidence of an arrangement exists;

(ii) Delivery has occurred;

(iii) Seller’s price to the buyer is fixed or determinable; and

(iv) Collectability is reasonably assured.

For discontinued operations, the Company recognizes revenue from sale of beverage bottles and OEM bottled water when products are delivered and customers take ownership and assume risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and selling price is fixed or determinable.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

On October 26, 2010, the Company entered into an Acquisition Agreement with Mr. Wong Heong Kin to acquire 100% of Water Scientific in exchange for 500,000 shares of common stock of the Company. The results of Water Scientific are consolidated from the date of acquisition.

On December 30, 2010, the Company sold GEBD BVI in exchange for Mr. Chung surrendering 31,498,000 shares of common stock.   GEBD BVI is principally engaged in the production of beverage bottles and OEM of bottled water.  The results from GEBD BVI are reported as discontinued operations in the consolidated financial statements.

Results of continued Operations – Twelve Months Ended December 31, 2010 as Compared to twelve months ended December 31, 2009.

The following table summarizes the results of our continued operations during the twelve-month period ended December 31, 2010 and 2009, and provides information regarding the dollar and percentage increase or (decrease) from the twelve-month period ended December 31, 2010 to the twelve-month period ended December 31, 2009.

	Twelve months ended December 31,
	2010	2009	Increase /(decrease)	% Increase /(decrease)
Revenue	$-	$-	$-	-%
Cost of sales	-	-	-	-%
Gross profit	-	-	-	-%
General & administrative	1,426,484	947,362	479,122	50.57%
Sales & marketing	-	-	-	-%
Income from operations	(1,426,484)	(947,362)	(479,122)	(50.57)%
Other expense	(365)	-	(365)	N/A %
Provision for taxation	-	-	-	-%
Minority interests	-	-	-	-%
Net income/(loss)	(1,426,849)	(947,362)	(479,487)	(50.61)%

General and administrative expenses

General and administrative expenses increased from $947,362 in the twelve months of 2009 to $1,426,484 for the same period of 2010, representing an increase of $479,122 or 50.57%. The increase was mainly due to goodwill impairment of $785,585 from acquisition of Water Scientific in the year ended 2010.

Net income

Net Loss for the twelve months ended December 31 of 2010 was $1,426,849 as compared to net loss was $947,362 in the same period 2009. The decrease was mainly attributable to the increase in general and administrative expenses.

Liquidity and Capital Resources from continued operations

Cash

Our cash balance at December 31, 2010 was $56,735, representing an increase of $56,735, compared with our cash balance of $nil as at December 31, 2009. The increase was mainly attributable to the acquisition of Water Scientific.

Cash flow

Continued Operating Activities

Net cash used in continued operating activities during the twelve months ended December 31 of 2010 amounted to $808,192, which is in line with net cash outflows from continued operating activities of $847,362 in the same period of 2009.

Continued Investing Activities

Net cash from investing continued activities was $10,588 for the twelve months ended December 31 of 2010, representing an increase of $10,588. The increase was mainly attributable to the company acquisition of Water Scientific.

Continued Financing Activities

Net cash provided by financing continued activities was $854,263 for the twelve months ended December 31 of 2010, representing an increase of $6,901 over the net cash $847,362 provided by the same period of 2009. The change was primarily due to an increase in amount due to a related party.

Working capital

Our net current liabilities increased by $1,439,620 to $2,286,982 at December 31, 2010 from $847,362 at December 31, 2009, the increase in net current liabilities was mainly due to increase in amount due to a related parties for the year ended 2010.

Subsequent to the balance sheet date, on March 31, 2011, the Company sold its operations to Mr. Wong Heong Kin and Mr. Chung A. Tsan Guy (collectively known as the “Buyers”). As a consideration for this transaction, the Buyers will assume all of the assets and liabilities of Water Scientific.

Results of discontinued operations – Twelve Months Ended December 31, 2010 as Compared to twelve months ended December 31, 2009.

The following table summarizes the results of discontinued operations during the twelve-month period ended December 31, 2010 and 2009, and provides information regarding the dollar and percentage increase or (decrease) from the twelve-month period ended December 31, 2010 to the twelve-month period ended December 31, 2009.

	Twelve Months ended December 31,
	2010	2009	Increase/ (decrease)	% Increase /(decrease)
Revenue	$44,155,538	$47,845,825	$(3,690,287)	(7.71)%
Cost of sales	35,894,026	35,909,267	(15,241)	(0.04)%
Gross profit	8,261,512	11,936,558	(3,675,046)	(30.79)%
General & administrative	4,730,881	3,571,438	1,159,443	32.46%
Selling and distribution	1,030,958	1,031,579	(621)	(0.06)%
Operating income	2,499,673	7,333,541	(4,833,868)	(65.91)%
Other expense	(1,053,484)	(608,082)	(445,402)	73.25%
Total other expense	(1,198,067)	(745,682)	(452,385)	60.67%
Provision for taxation	382,125	1,159,279	(777,154)	(67.04)%
Net income attributable to noncontrolling interests	1,048,472	3,635,486	(2,587,014)	(71.16)%
Net income/(loss) from discontinued operations	(128,991)	1,793,095	(1,922,086)	N/A %

Revenues

Sales revenue decreased from $47,845,825 during the twelve-month period ended December 31, 2009 to $44,155,538 in the same period in 2010, representing a 7.71% decrease. The decrease in revenue was mainly due to the decrease in demand of PET bottles from Coca – Cola and Pepsi, which are our major customers.

Cost of sales and gross margin

Cost of sales decreased from $35,909,267 during the twelve-month period ended December 31, 2009 to $35,894,026 in the same period in 2010, representing a 0.04% decrease. The decrease was due to the decrease in sales during the twelve-month period ended December 31, 2010 as compared to the same period last year. We recorded a gross margin of 18.71% during the twelve-month period ended December 31, 2010, a decrease of nearly 6.24% as compared to 24.95% in the same period last year. The decrease was mainly due to the increase in production costs, which lowered the gross profits.

Selling and distribution

Sales and marketing expenses decreased by $621 or 0.06 % from $1,031,579 during the twelve-month period ended December 31, 2009 to $1,030,958 in the same period 2010. The increase was mainly due to the decrease in courier expenses.

General and administrative

General and administrative expenses increased from $3,571,438 during the twelve-month period ended December 31, 2009 to $4,730,881 for the same period 2010, representing an increase of $1,159,443 or 32.46%. The increase was mainly a result of increase in staff costs, including social insurance costs for staff.

Net income

Net loss during the twelve-month period ended December 31, 2010 was $128,991 as compared to net income $1,793,094 in the same period 2009. The material decrease was mainly attributable to the increase in staff costs during the period.

Cash flow

Discontinued Operating Activities

Net cash used in discontinued operating activities during the twelve months ended December 31 of 2010 amounted to $1,695,541 as compared to net cash provided by discontinue operating activities of $6,764,376 in the same period of 2009, representing an increase of $8,459,917. The increase was mainly attributable to increase in used in discontinued operating activities.

Discontinued Investing Activities

Net cash used in discontinued investing activities was $11,902,481 for the twelve months ended December 31 of 2010, representing an increase of $8,873,512. The increase was mainly attributable to increase in used in discontinued investing activities (Include disposal of GEBD (BVI)).

Discontinued Financing Activities

Net cash provided by discontinued financing activities was $12,519,067 for the twelve months ended December 31 of 2010, representing an increase of $14,821,144 over the net cash $2,302,077 used in the same period of 2009. The change was primarily due to an increase in provided by discontinued financing activities.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the TreadwayCommission. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in our internal control over financial reporting as of December 31, 2010:

1.

Insufficient accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of December 31, 2010.

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

At December 31, 2010, our directors and executive officer were (since December 31, 2010, these are no longer the officers and directors of the Company, the list of the Company’s current officers and directors follows the table below):

Name	Age	Position
Stetson Chung(1)	43	Chief Executive Officer, President, Director
Elvan Kwong(1)	44	Chief Operating Officer
Danny Poon(1)	38	Chief Financial Officer

(1)

Additional information about these individuals can be found on the Company’s previous Form 10-K for the period ending December 31, 2009, which was filed with the SEC on March 24, 2010.

Our current directors and executive officers are as follows:

Name	Age	Position
YauWai Hung	36	Chief Executive Officer and Director
Kwong Kwan Yin Roy	35	Director
Chan Wing Hing	43	Director
Cheung Wai Kit	36	Director
Chan KaWai	30	Director

Mr. Kwong Kwan Yin Roy, age 35, received his education at Poly University Hong Kong. He joined Hong Kong Television Broadcasts Limited in 1997, where he was responsible for variety and music shows and became familiar with the operation of the electronic media. He joined Hong Kong Emperor Entertainment in 2000, where he was responsible for corporate promotion of music, film, and production. Mr. Kwong has experience in advertising, corporate matters and brand building. In 2004, he successfully formed an alliance between California Red Group (a karaoke operator) with NEWAY (a karaoke operator) and Emperor Group. During his experience at Emperor Group, Mr. Kwong organized a number of large-scale publicity projects including work for the top artist in Hong Kong and China.

Mr. Chan Wing Hing, age 43, finished his formal education in Hong Kong. Mr. Chan set up his first publishing company in 1997 and has established several magazines.  In 2002, he consolidated all of his magazines into China Culture Limited. Mr. Chan has extensive experience in the areas of publishing and distribution.

Mr. YauWai Hung, age 36, received his education at St.FrancisXavierCollege in Hong Kong. Mr. Yau started working at Gaming Industrial in 1991 and later sold his retail company to a listed company in Hong Kong in 1997. Mr. Yau joined China Culture Limited in 2006 and successfully converted its magazine content into electronic form and into a major mobile and broadband operator in Hong Kong, Singapore, Taiwan and Macau. In 2010 Mr. Yau successfully coordinated with soccer stars Gary Neville and Van De Sar to provide exclusive World Cup expert analysis to the Hong Kong Jockey Club.

Mr. Cheung, 36, is currently the Chief Producer of Cross Media. Since 1993, he has worked at several well-known mass media companies such as ATV, Culturecom Holdings Limited, and Next Media. In 1997, Mr. Cheung established many popular magazines such as Game Weekly, Game Wave, Soccer Wave and has since become familiar with the publishing and magazine distribution procedures. Since 2007, Mr. Cheung has established web and video programs about TV games and has acted as the anchorperson within these programs, performing demonstrations, analyzing and commenting on TV games.

Mr. Chan KaWai, 30, received his education as the TuenMunCatholicSecondary School and the JuChing Chu Secondary School.  From 1997 to 2007, he worked at Crown Worldwide (Hong Kong) Limited, first as an Operational Assistant and then as a Team Leader.  Since 2008 he has worked at Iron Mountain Hong Kong where he serves as a Supervisor.

CORPORATE GOVERANCE

Number and Term of Directors

We currently have five directors of the Company.  All directors of our company hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

Audit Committee

In October 2009, our board of directors established an audit committee.  The scope of the audit committee includes:

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

Other Committees

None.

Family Relationships

Stetson Chung, our previous officer and director is the son of Guy A-Tsan Chung.

There are no other family relationships.

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

Changes in Director Nomination Process for Stockholders

None.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officer and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Our directors, executive officer and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to the Company, none of our directors, executive officer or persons who own more than 10% of our common stock filed Forms 3, 4 and 5 on a timely basis during the year ended December 31, 2010.

Item 11.	Executive Compensation

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company’s last three fiscal years to each of the following named executive officers (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Stetson Chung,	2010	0	0	0	0	0	0	0	0
CEO, President	2009	0	0	0	0	0	0	0	0
	2008	0(1)	0	0	0	0	0	0	0

Danny Poon,	2010	0	0	0	0	0	0	0	0
CFO	2009	0	0	0	0	0	0	0	0

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

DIRECTOR COMPENSATION

The following table summarizes compensation that our directors earned during 2010 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)	All Other Compensation ($)	Total ($)
Stetson Chung	0	0	0	0

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 1, 2011, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, our officer, and all directors and our officer as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Outstanding Common Stock(1)
Stetson Chung	0	0%
Cheung Wai Kit, Director (2)	0	0%
Chan KaWai, Director (2)	21,573,400	87.4%
Chan Wing Hing, Director (2)	0	0%
Kwong Kwan Yin Roy, Director (2)	0	0%
YauWai Hung, CEO and Director (2)	0	0%

(1)

Based on 24,676,000 outstanding shares of common stock on April 1, 2011.

(2)

The business address for each of our officers and directors is 203 Hankow Center, 5-15 Hankow Road, Tsimshatsui, Kowloon, Hong Kong.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There has not been since January 1, 2010, nor is there currently pending any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded $120,000 and in which any director, executive officer, holder of more than 5% of our Common Stock or any member of the immediate family of any of these persons had or will have a direct or indirect material interest other than the following:

On October 26, 2010, the Company entered into, and completed, an Acquisition Agreement with Water Scientific and the shareholder of Water Scientific whereby the Company acquired 100% of Water Scientific in exchange for 500,000 shares of common stock of the Company.

On December 30, 2010, the Company entered into an Asset Purchase and Sale Agreement with Chung A. Tsan Guy whereby the Company sold its subsidiary GEBD BVI in exchange for Mr. Chung surrendering 31,498,000 shares of common stock of the Company.

On March 9, 2011, the Company acknowledged the execution of a certain Purchase and Assignment Agreement GEBD BVI and Chan KaWai whereby the GEBD BVI assigned the rights of a certain past due promissory note dated December 31, 2010, due by the Company in the principal amount of HK$10,834,900 (the “Note”) to the Chan KaWai. As consideration for assignment of the Note by GEBD BVI, Chan KaWai agreed to pay GEBD BVI or its designees consideration in the aggregate sum of $600,000 United States Dollars.Thereafter, the Chan KaWai provided notice to the Company that he elected to convert the debt represented by the Note into shares of common stock of the Company and the Company agreed to convert the Note into 15,474,000 shares of common stock of the Company.

Director Independence

The Company’s directors as of December 31, 2010 and currently are not an “independent director” within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Securities Act of 1934, as amended.

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

The Company paid the following fees to its auditors during its fiscal years ended December 31, 2010, 2009, and 2008:

Fee Category	2010	2009	2008
Audit fees – Madsen	$82,000	$52,600	$42,370

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and review of the final financial statements included in our annual reports on Form 10-K.

Audit Related Fees

We did not incur any audit-related fees with Madsen for the years ended December 31, 2010, 2009, and 2008.

Tax Fees

We did not incur any tax fees with Madsen for the years ended December 31, 2010, 2009, and 2008.

All Other Fees

We incurred $3,000 in service fees from Madsen in 2010. We did not incur any fees with Madsen for other professional services rendered for the years ended December 31, 2009 or 2008.

Pre-Approval of Services

The Board of Director’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Board may also pre-approve particular services on a case-by-case basis.

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

(b) Exhibits

The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.2	Articles of Amendment (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934
31.2	Certification of the Acting Principal Accounting Officer and Principal Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934
32.1	Certificate of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of the Acting Principal Accounting Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (3)

(1)

Filed with the SEC on Form SB-2 on November 29, 2006, and its subsequent amendments.

(2)

Filed with the SEC on Form 8-K on April 21, 2008.

(3)

Filed with the SEC on Form 10-K on March 24, 2010.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT CHINA MANIA HOLDINGS, INC

April 15, 2011	By:	/s/ YauWai Hung o
	Name:	YauWai Hung
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 15, 2011	By:	/s/ YauWai Hung o
		Name:	YauWai Hung
		Title:	Chief Executive Officer and Director

April 15, 2011	By:	/s/ YauWai Hung o
		Name:	YauWai Hung
		Title:	Chief Executive Officer and Director (Acting Principal Accounting Officer)

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F.4

Consolidated Statements of Changes in Stockholders’ Deficit	F.5

Consolidated Statements of Cash Flows	F.6

Notes to Consolidated Financial Statements	F-7

To the Board of Directors and Shareholders of Great China Mania Holdings, Inc. and subsidiaries (formerly Great East Bottles and Drinks (China) Holdings, Inc.) and subsidiaries

Hong Kong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Great China Mania Holdings, Inc. and subsidiaries (formerly Great East Bottles and Drinks (China) Holdings, Inc.) and subsidiaries  (the Company) as of December 31, 2010 and 2009 and the consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the two year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of its operations and cash flows for each of the years in the two year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in the notes to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

April 14, 2011

Salt Lake City, Utah

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
Assets
Current assets
Cash and cash equivalents	$56,735	$1,630,739
Restricted cash	-	9,771,965
Accounts receivable	-	5,620,841
Inventories	-	4,348,410
Amount due from a related party	920,293	-
Prepaid expenses and other receivables	257	2,074,952
Total current assets	977,285	23,446,907

Property, plant & equipment, net	25,273	33,661,061
Land use rights, net	-	614,116
Total assets	$1,002,558	$57,722,084

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$17,088	$4,632,352
Notes payable – trading	-	1,725,727
Note payable – motor vehicle	7,126	-
Accrued expenses and other payables	59,605	943,610
Receipt in advance	48,917	527,287
Amount due to a director	39,529	-
Amount due to related parties	3,082,623	16,431,222
Taxes payable	9,379	537,520
Current maturities of long-term bank loans	-	7,967,013
Total current liabilities	3,264,267	32,764,731
Long-term bank loan	-	3,135,712
Long-term note payable – motor vehicle	8,748	-
Total liabilities	3,273,015	35,900,443

Shareholders’ equity
Common stock, Par value $0.01; 375,000,000 shares authorized; $0.01 par value; 9,202,000 and 40,200,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively	92,020	402,000
Additional paid in capital	183,186	3,335,106
PRC statutory reserves	-	919,146
Retained earnings/(accumulated deficit)	(2,544,417)	658,399
Accumulated other comprehensive (loss)/income	(1,246)	1,557,163
Total shareholders’ equity attributable to the Company	(2,270,457)	6,871,814

Noncontrolling interests	-	14,949,827
Total shareholders’ equity	(2,270,457)	21,821,641

Total liabilities and shareholders’ equity	$1,002,558	$57,722,084

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2010 and 2009

		2010			2009
	Continuing operations	Discontinued operations	Total	Continuing operations	Discontinued operations	As previously reported in 2009 10/K filing

Revenue	$-	44,155,538	44,155,538	$-	47,845,825	47,845,825
Cost of sales	-	35,894,026	35,894,026	-	35,909,267	35,909,267
Gross margin	-	8,261,512	8,261,512	-	11,936,558	11,936,558

Expenses
Selling and distribution	-	1,030,958	1,030,958	-	1,031,579	1,031,579
General and administrative	1,426,484	4,730,881	6,157,365	947,362	3,471,437	4,418,799
Total operating expense	1,426,484	5,761,839	7,188,323	947,362	4,503,016	5,450,378

Operating (loss)/income	(1,426,484)	2,499,673	1,073,189	(947,362)	7,433,542	6,486,180

Other income/(expense)
Other income	(17)	500,283	500,266	-	450,924	450,924
Interest income	-	115,763	115,763	-	167,043	167,043
Interest expense	-	(760,629)	(760,629)	-	(755,567)	(755,567)
Other expenses	(348)	(1,053,484)	(1,053,832)	-	(608,082)	(608,082)
Total other expense	(365)	(1,198,067)	(1,198,432)	-	(745,682)	(745,682)

(Loss)/income before provision for income taxes	(1,426,849)	1,301,606	(125,243)	(947,362)	6,687,860	5,740,498
Provision for income taxes	-	382,125	382,125	-	1,159,279	1,159,279

Net (loss)/income	$(1,426,849)	919,481	(507,368)	$(947,362)	5,428,581	4,581,219

Net income attributable to noncontrolling interests	-	1,048,472	1,048,472	-	3,635,486	3,635,486

Net (loss)/income after noncontrolling interests	(1,426,849)	(128,991)	(1,555,840)	(947,362)	1,893,095	945,733

Other comprehensive (loss)/income attributable to shareholders
(Loss)/gain on foreign exchange translation	(1,246)	467,708	466,462	-	(56,645)	(56,645)

Total comprehensive (loss)/income	(1,428,095)	338,717	(1,089,378)	(947,362)	1,836,450	889,088

Earnings per share, basic and diluted	$(0.04)	(0.00)	(0.04)	$(0.02)	0.04	0.02

Weighted average number of shares outstanding	40,204,115	40,204,115	40,204,115	40,083,836	40,083,836	40,083,836

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

Years ended December 31, 2010 and 2009

	Common stock		Additional paid in capital	Capital reserves	(Accumulated deficit)/ retained earnings	Accumulated other comprehensive income	Shareholders’ equity attributable to Great East Bottles and Drinks (China) Holdings, Inc. and subsidiaries	Non- controlling interest	Total equity
	Number of shares	Amount

Balance at January 1, 2009	40,000,000	$400,000	$3,237,106	$830,672	$(198,860)	$1,613,808	$5,882,726	$11,315,357	$17,198,083

Net income for the year					945,733	-	945,733	3,635,486	4,581,219
Continuing operations	-	-	-	-	(947,362)	-	(947,362)	-	(947,362)
Discontinued operations	-	-	-	-	1,893,095	-	1,893,095	3,635,486	5,528,581

Share-based payment	200,000	2,000	98,000	-	-	-	100,000	-	100,000

Transfer from retained earnings to PRC statutory reserves	-	-	-	88,474	(88,474)	-	-	-	-

Foreign currency translation adjustments	-	-	-	-	-	(56,645)	(56,645)	(1,016)	(57,661)

Balance at December 31, 2009	40,200,000	$402,000	$3,335,106	$919,146	$658,399	$1,557,163	$6,871,814	$14,949,827	$21,821,641

Net income for the year					(1,555,840)		(1,555,840)	1,048,472	(507,368)
Continuing operations	-	-	-	-	(1,426,849)	-	(1,426,849)	-	(1,426,849)
Discontinued operations	-	-	-	-	(128,991)	-	(128,991)	1,048,472	919,481

Acquisition of Water Scientific	500,000	5,000	-	-	-	-	5,000	-	5,000

Disposal of GEBD BVI	(31,498,000)	(314,980)	(3,151,920)	(919,146)	(1,646,976)	(1,557,163)	(7,590,185)	(15,998,299)	(23,588,484)

Foreign currency translation adjustments	-	-	-	-	-	(1,246)	(1,246)	-	(1,246)

Balance at December 31, 2010	9,202,000	92,020	183,186	-	(2,544,417)	(1,246)	(2,270,457)	-	(2,270,457)

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities
Cash flows from continuing operating activities
Net loss	$(1,426,849)	$(947,362)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Depreciation	1,587	-
Impairment of goodwill	785,585	-
Share-based payment	-	100,000
Changes in operating assets and liabilities:
Increase in amount due from a related company	(90,020)	-
Decrease in accounts payable	(78,495)	-
Increase in taxes payable	9,379	-
Decrease in accrued expenses and other payables	(9,379)	-
Net cash used in continuing operating activities	(808,192)	(847,362)
Net cash (used in)/provided by discontinued operating activities	(887,349)	7,611,738
Net cash (used in)/provided by operating activities	(1,695,541)	6,764,376
Cash flows from investing activities
Cash flows from continuing investing activities
Acquisition of Water Scientific Holdings Limited	10,588	-
Net cash provided by continuing investing activities	10,588	-
Net cash used in discontinued investing activities (Include disposal of GEBD BVI)	(11,913,069)	(3,028,969)
Net cash provided by investing activities	(11,902,481)	(3,028,969)
Cash flows from financing activities
Cash flows from continuing financing activities
(Decrease)/increase in notes payable for hire purchase of a motor vehicle	(1,099)	-
Increase in amount due to a related party	855,362	847,362
Net cash provided by continuing financing activities	854,263	847,362
Net cash used in discontinued financing activities	11,664,804	(3,149,439)
Net cash provided by financing activities	12,519,067	(2,302,077)

Net (decrease)/increase in cash and cash equivalents
Continuing operations	56,659	-
Discontinued operations	(1,135,614)	1,433,330
	(1,078,955)	1,433,330
Effect of foreign exchange rate changes on cash and cash equivalents
Continuing operations	76	-
Discontinued operations	(495,125)	(9,899)
	(495,049)	(9,899)
Cash and cash equivalents at beginning of year
Continuing operations	-	-
Discontinued operations	1,630,739	207,308
	1,630,739	207,308
Cash and cash equivalents at end of year
Continuing operations	56,735	-
Discontinued operations	-	1,630,739
	$56,735	$1,630,739
Cash paid for interest
Continuing operations	$336	$-
Discontinued operations	760,629	755,567
	760,965	755,567
Cash paid for income taxes
Continuing operations	$-	$-
Discontinued operations	584,095	1,206,884
	584,095	1,206,884
Non cash continuing financing activities:
Officer compensation contributed to additional paid-in capital	-	98,000

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.)

Notes to Consolidated Financial Statements

December 31, 2010

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great China Mania Holdings, Inc. was incorporated in Nevada on July 8, 1983. As of December 31, 2010, details of the Company’s major subsidiaries are as follows:

Name	Place of incorporation	Effective ownership	Principal activities

Water Scientific Holdings Limited	Hong Kong	100%	Investment holdings
Water Scientific (Asia Pacific) Limited	Hong Kong	100%	Trading of ecological products

On October 26, 2010, the Company entered into an Acquisition Agreement with Mr. Wong Heong Kin to acquire 100% of Water Scientific Holdings Limited (“Water Scientific”) in exchange for 500,000 shares of common stock of the Company.

On December 30, 2010, the Company entered into an Asset Purchase and Sale Agreement with Mr. Chung A. Tsan Guy, a shareholder of the Company. Pursuant to the agreement, the Company sold the then subsidiary Great East Bottles & Drinks (BVI) Inc. (“GEBD BVI”, an investment holding company incorporated in the British Virgin Islands (“BVI”)) in exchange for Mr. Chung surrendering 31,498,000 shares of common stock of the Company (the “Disposal”. See also Footnote 3).

Subsequent to the balance sheet date, on March 31, 2011, the Company sold its operations to Mr. Wong Heong Kin and Mr. Chung A. Tsan Guy (collectively known as the “Buyers”). As a consideration for this transaction, the Buyers will assume all of the assets and liabilities of Water Scientific.

On March 16, 2011, the Company amended its Articles of Incorporation and changed the name of the Company from “Great East Bottles & Drinks (China) Holdings, Inc.” to “Great China Mania Holdings, Inc.”

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and the Company’s subsidiaries. The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America, and all significant intercompany balances and transactions have been eliminated.

On October 26, 2010, the Company entered into an Acquisition Agreement with Mr. Wong Heong Kin to acquire 100% of Water Scientific in exchange for 500,000 shares of common stock of the Company. The results of Water Scientific are consolidated from the date of acquisition.

On December 30, 2010, the Company sold GEBD BVI in exchange for Mr. Chung surrendering 31,498,000 shares of common stock.   GEBD BVI is principally engaged in the production of beverage bottles and OEM of bottled water.  The results from GEBD BVI are reported as discontinued operations in the consolidated financial statements.

The functional currency for the majority of the Company’s continuing operations is the Hong Kong Dollar (“HKD”), the functional currency for the majority of the Company’s discontinued operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

NOTE 3 –DISPOSAL OF GEBD BVI

On December 30, 2010, the Company disposed of its entire interest in GEBD BVI in exchange for Mr. Chung surrendering 31,498,000 shares of common stock. GEBD BVI is the investment holding company of the following major entities:

Name	Place of incorporation	Effective ownership	Principal activities

Hangzhou Great East Packaging Co., Limited	PRC	33.6%	Production of beverage bottles
Nanjing Great East Packaging Co., Limited	PRC	33.6%	Production of beverage bottles
Xian Great East Packaging Co., Limited	PRC	33.6%	Production of beverage bottles
Hangzhou Crystal Pines Beverages & Packaging Co. Ltd	PRC	33.6%	Production of OEM bottled water
Nanjing Crystal Pines Beverages & Packaging Co. Ltd	PRC	33.6%	Production of OEM bottled water
Shenyang Great East Packaging Co. Ltd	PRC	33.6%	Production of OEM bottled water

By disposal of GEBD BVI, the Company sold its entire bottles and bottled water manufacturing operations. A summary of the balance sheet and income statement of GEBD BVI, immediately before the Disposal, is presented as follows:

(i)

Summary of balance sheet

	December 30, 2010 (Date of disposal)	December 31, 2009
Assets
Cash and cash equivalents	$4,762,463	$1,630,739
Restricted cash	10,981,698	9,771,965
Accounts receivable	5,782,190	5,620,841
Inventories, net	4,291,060	4,348,410
Note receivables	1,002,584	204,349
Prepaid expenses and other receivables	6,207,229	1,845,813
Amount due from directors	634,663	24,790
Amount due from related parties	1,421,349	847,362
Property, plant & equipment, net	38,623,434	33,661,061
Land use rights, net	619,218	614,116
Total assets	$74,325,888	$58,569,446

Liabilities
Accounts payable	$3,169,833	$4,632,352
Notes payable	1,519,329	1,725,727
Accrued expenses and other payables	3,504,749	943,610
Receipt in advance	-	527,287
Tax payable	422,110	537,520
Amount due to directors	2,642,730	-
Amount due to a related party	25,701,141	16,431,222
Bank loans	12,414,270	11,102,725
Total liabilities	$49,374,162	$35,900,443

Net assets	$24,951,726	$22,669,003

(ii)  Summary of income statement

	From January 1, 2010 to December 30, 2010 (Date of disposal).	Year ended December 31, 2009.
Revenue	$44,155,538	$47,845,825
Gross margin	8,261,512	11,936,558
Income before provision for income taxes	1,301,606	6,587,860
Net (loss)/income after non-controlling interest	(128,991)	1,893,095

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Economic and political risk

The Company’s continuing operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in the Hong Kong, as well as the general state of the PRC’s economy may influence the Company’s business, financial condition, and results of operations.

The Company’s major discontinued operations are conducted in China. Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC’s economy may influence the Company’s business, financial condition, and results of operations.

The Company’s major operations in the Hong Kong and the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

(b)

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company’s continued operations maintain bank accounts in Hong Kong. The Company’s discontinued operations maintain bank accounts in Hong Kong and China.

(c)

Restricted cash

As of December 31, 2009, restricted cash consisted of cash of discontinued operations that pledged as deposits for bankers’ notes facilities.

(d)

Inventory

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

Depreciation expense attributable to the property, plant and equipment of continuing operation for the years ended December 31, 2010 and 2009 was $1,587 and $Nil, respectively. Depreciation expense attributable to the property, plant and equipment of discontinued operation for the years ended December 31, 2010 and 2009 was $3,474,011 and $3,269,636, respectively.

Amortization expense attributable to the land use rights of discontinued operation for the years ended December 31, 2010 and 2009 was $21,610 and $15,624, respectively. There are no land use rights in the Company’s continuing operations,

(h)

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

Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future events that could differ materially from actual results. There were no impairments of long-lived assets for the years ended December 31, 2010 and 2009.

(i)

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the years ended December 31, 2010 and 2009, respectively.

In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate was 25% for the years ended December 31, 2010 and 2009, respectively.  At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by the PRC.

(j)

Fair value of financial instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, amount due from a related company, prepaid expenses and other receivables, accounts payable, accrued expenses and other payables, receipt in advance, taxes payable and amount due to a related party.

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

(k)

Revenue recognition

For continuing operations, the Company is principally engaged in trading of ecological products. Revenue represents invoiced value of goods sold and is recognized when the following criteria are met:

(i) Persuasive evidence of an arrangement exists;

(ii) Delivery has occurred;

(iii) Seller’s price to the buyer is fixed or determinable; and

(iv) Collectability is reasonably assured.

For discontinued operations, the Company recognizes revenue from sale of beverage bottles and OEM bottled water when products are delivered and customers take ownership and assume risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and selling price is fixed or determinable.

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

The Company provides no other retirement benefits to its employees.

(n)

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

(o)

Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The functional currency of the Company is Hong Kong Dollar (HK). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year.  The translation rates are as follows:

	2010	2009
Year end HK$ : US$ exchange rate	0.1286	0.1289
Average yearly HK$ : US$ exchange rate	0.1287	0.1290
Year end RMB : US$ exchange rate	0.1520	0.1468
Average yearly HK$ : US$ exchange rate	0.1482	0.1464

(p)

Stock-based compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees, contractors and non-employee directors. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period.

(q)

Recent accounting pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 5 – ACQUISITION

On October 26, 2010, the Company entered into an Acquisition Agreement with Mr. Wong Heong Kin to acquire 100% of Water Scientific in exchange for 500,000 shares of common stock of the Company. Water Scientific is principally engaged in trading of ecological products.

The assets and liabilities of Water Scientific as of the acquisition date are analyzed as follows:

Assets
Cash and cash equivalents	$10,588
Prepaid expenses and other receivables	257
Amount due from a related party	830,273
Property, plant & equipment, net	26,862
Total assets	$867,980

Liabilities
Accounts payable	$95,583
Accrued expenses and other payables	68,984
Receipt in advance	48,917
Amount due to a related party	1,379,899
Amount due to a director	39,529
Note payable – Motor vehicle	16,973
Exchange reserves	(1,320)
Total liabilities	1,648,565

Net assets/(liabilities) acquired	(780,585)

Represented by:
Issue of shares	5,000
Goodwill	(785,585)
(780,585)

Management has determined to fully impair the goodwill arising from acquisition of Water Scientific of $785,585 and charged this to administrative expenses for the year ended December 31, 2010.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of motor vehicle and office equipment. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	2010	2009
			Consolidated	Attributable to continuing operations
At cost:
Motor vehicle – hire purchase	5 years	$28,680	$-	$-
Office equipment	5 years	2,580	813,026	-
Building	20 years	-	5,797,374	-
Machinery	5 – 15 years	-	45,979,781	-
Leasehold improvement	5 years	-	1,115,099	-
Transportation vehicles	5 years	-	1,044,435	-
Construction in progress	N/A	-	3,981,197	-
		31,260	58,730,912	-

Less: Accumulated depreciation		(5,987)	(25,069,851)	-

Property, plant and equipment, net		$25,273	$33,661,061	$-

Depreciation expense attributable to the property, plant and equipment of continuing operation for the years ended December 31, 2010 and 2009 was $1,587 and $Nil, respectively. Depreciation expense attributable to the property, plant and equipment of discontinued operation for the years ended December 31, 2010 and 2009 was $3,474,011 and $3,269,636, respectively.

As of December 31, 2010, the note payable for hire purchase of the motor vehicle was guaranteed by Mr. Stetson Chung, CEO of the Company during the year. Subsequent to the balance sheet date, Mr. Chung resigned as CEO and director of the Company.

NOTE 7 – AMOUNT DUE FROM/(TO) RELATED PARTIES

As of the balance sheet dates, the Company’s current accounts with the related companies are summarized as follows:

	2010	2009
		Consolidated	Attributable to continuing operations

Asia Choice International Limited	$920,293	$ -

Total amount due from a related party	920,293	-

GEBD BVI	$(1,389,095)	$ -	$ (847,362)

Great East Packaging Holdings Limited (“GEPH”)	(1,693,528)	16,431,222	$ -

Total amount due to related parties	$(3,082,623)	$ 16,431,222	$ (847,362)

The amount due from Asia Choice International Limited represents temporary advances from the related company for the Company’s working capital.  The balances are unsecured, interest free, and have no fixed terms of repayments. Asia Choice International Limited is a related party as it is a Company owned by Mr. Guy A Tsan Chung, a shareholder of the Company as of December 31, 2010.

GEBD BVI was a former subsidiary of the Company. After the Disposal, GEBD BVI is owned by Mr. Guy A Tsan Chung, a shareholder of the Company as of December 31, 2010. The amount due to GEBD BVI represents advances from related companies for the Company’s working capital use.

Subsequent to the balance sheet date, on March 9, 2011, GEBD BVI assigned the rights of the entire amount due by the Company to Mr. Chan Ka Wai. Thereafter, Mr. Chan elected to convert the debt into shares and the Company agreed to convert the amount into 15,474,000 shares of common stock of the Company.  Mr. Chan Ka Wai was appointed as one of the Company’s directors on February 15, 2011.

The amount due to GEPH represents advances from a related company for the Company’s working capital. The balance is unsecured, interest free, and has no fixed terms of repayment. GEPH is a related party as it is a Company owned by Mr. Guy A Tsan Chung, a shareholder of the Company as of December 31, 2010.

NOTE 8 – AMOUNT DUE TO A DIRECTOR

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	2010	2009
		Consolidated	Attributable to continuing operations
Mr. Stetson Chung	$39,529	$-	$-

The amount due to Mr. Stetson Chung represents temporary advances from the director for the Company’s working capital. The balance is unsecured, interest free, and has no fixed terms of repayment. Subsequent to the balance sheet date, Mr. Chung resigned as Chief Executive Officer and director of the Company.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	2010	2009
		Consolidated	Attributable to continuing operations
Accrued expenses	$59,605	$264,795	$-
Other payables	-	678,815	-
	$59,605	$943,610	$-

NOTE 10 – WEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

The calculation of weighted average number of shares for the years ended December 31, 2010 and 2009 is illustrated as follows:

	2010
	Number of shares	Weighted average number of shares

At January 1, 2010	40,200,000	40,200,000
Share issuance completed on October 27, 2010 for acquisition of Water Scientific	500,000	90,411
Shares surrendered on December 30, 2010 in disposal of GEBD BVI	(31,498,000)	(86,296)
At December 31, 2010	9,202,000	40,204,115

	2009
	Number of shares	Weighted average number of shares

At January 1, 2009	40,000,000	40,000,000
Stock based payment on December 31, 2009	200,000	83,836
At December 31, 2009	40,200,000	40,083,836

As of December 31, 2010 and 2009, there were no dilutive securities outstanding.

NOTE 11 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following material transactions with GEPH for the years ended December 31, 2010 and 2009:

	2010	2009
From continuing operations
Consultancy fee	$82,368	$-
-
- From discontinued operations
Sale of beverage bottles, OEM bottled water and materials	678,176	1,391,949
-
Purchase of bottles and materials
- included in cost of sales	1,547,095	377,316
- included in inventory of discontinued operations	101,399	25,150
	1,648,494	402,466

GEPH is a related party as it is a Company owned by Mr. Guy A Tsan Chung, a shareholder of the Company as of December 31, 2010.

NOTE 12 – GOING CONCERN

The Company will need additional working capital to carry out its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional working capital through loans, equity financing or merger with another entity.  Management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and other financing which will enable the Company to operate for the coming year.

NOTE 13– SUBSEQUENT EVENTS

Pursuant to a private Stock Purchase Agreement dated January 25, 2011, between Mr. Chung A. Tsan Guy and Mr. Chan Ka Wai, Mr. Chung sold 6,099,400 shares of common stock of the Company to Mr. Chan for a total purchase price of $548,964 or $0.09 per share.  According to this transaction, a change of control of the company has occurred.

On January 28, 2011, Mr. Stetson Chung resigned as Chief Executive Officer and Mr. Danny Poon also resigned as Chief Financial Officer of the Company.

On February 15, 2011 Mr. Cheung Wai Kit and Mr. Chan Ka Wai were appointed as directors of the Company. On that same day, Mr. Stetson Chung resigned as director of the Company.

On March 9, 2011, the Company acknowledged the execution of a Purchase and Assignment Agreement between GEBD BVI (the “Assignor”) and Mr. Chan Ka Wai (the “Assignee”) whereby the Assignor assigned the rights of a certain past due promissory note dated December 31, 2010, due by the Company in the principal amount of $1,389,095 (the “Note”) to the Assignee. As consideration for assignment of the Note by Assignor, Assignee agreed to pay Assignor or its designees consideration in the aggregate sum of $600,000.

Thereafter, the Assignee provided notice to the Company that he elected to convert the debt represented by the Note into shares of common stock of the Company and the Company agreed to convert the Note into 15,474,000 shares of common stock of the Company.

On March 16, 2011, the Company amended its Articles of Incorporation and changed the name of the Company to “Great China Mania Holdings, Inc.”.

On March 31, 2011 the Company entered into an Asset Sale, Purchase and Transfer Agreement with Mr. Wong Heong Kin and Mr. Chung A. Tsan Guy (the “Buyers”) whereby the Company sold its operations (the “Business”) to the Buyers.  As consideration for this transaction, the Buyers will assume all of the assets and liabilities of the subsidiary Water Scientific Holdings Limited.

NOTE 14 – PROFORMA BALANCE SHEET

The proforma balance sheet is presented to illustrate and compare the impact of continuing operations and discontinued operations to the balances that were previously reported in 2009 10/K filing.

	December 31, 2010	December 31, 2009
	Continuing operations	Continuing operations	Discontinued operations	Elimination adjustments	As previously reported in 2009 10/K filing
Assets
Cash and cash equivalents	$56,735	$-	$1,630,739	$-	$1,630,739
Restricted cash	-	-	9,771,965	-	9,771,965
Accounts receivable	-	-	5,620,841	-	5,620,841
Inventories, net	-	-	4,348,410	-	4,348,410
Prepaid expenses and other Receivables	257	-	2,074,952	-	2,074,952
Amount due from related parties	920,293	-	847,362	(847,362)	-
Property, plant & equipment, net	25,273	-	33,661,061	-	33,661,061
Land use rights, net	-	-	614,116	-	614,116
Investment in subsidiaries	-	5,408,690	-	(5,408,690)	-

Total assets	$1,002,558	$5,408,690	$58,569,446	$(6,256,052)	$57,722,084

Liabilities
Accounts payable	$17,088	$-	$4,632,352	$-	$4,632,352
Notes payable	15,874	-	1,725,727	-	1,725,727
Accrued expenses and other payables	59,605	-	943,610	-	943,610
Received in advance	48,917	-	527,287		527,287
Tax payable	9,379	-	537,520	-	537,520
Amount due to a director	39,529	-	-	-	-
Amount due to related parties	3,082,623	847,362	16,431,222	(847,362)	16,431,222
Bank loans	-	-	11,102,725	-	11,102,725
		-	-	-
Total liabilities	$3,273,015	$847,362	$35,900,443	$(847,362)	$35,900,443

Stockholder’s equity
Common stock	$92,020	$402,000	$1	$(1)	$402,000
Reserves	(2,362,477)	4,159,328	7,719,175	(5,408,689)	6,469,814
Noncontrolling interest	-	-	14,949,827	-	14,949,827

Total stockholder’s equity	$(2,270,457)	$4,561,328	$22,669,003	$(5,408,690)	$21,821,641

The pro-forma elimination adjustments mainly represent:

-

Elimination of investment costs against pre-acquisition reserves of GEBD BVI; and

-

Elimination of inter-company balances.