Form 10-Q
period 2011-03-31
GREAT CHINA MANIA HOLDINGS, INC.
filed 2011-05-23
CIK 1382112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.Yes☐   No ☐

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of Common Stock, $0.01 par value, outstanding on May 16, 2011 was 24,676,000.

GREAT CHINA MANIA HOLDINGS, INC. (FORMERLY KNOWN AS GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.) AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT CHINA MANIA HOLDINGS, INC. (FORMERLY KNOWN AS GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,264	$56,735
Accounts receivable	306,677	-
Inventories	113,726	-
Amount due from a related party	-	920,293
Prepaid expenses and other receivables	10,052	257
Total current assets	502,719	977,285

PROPERTY, PLANT & EQUIPMENT, NET	-	25,273

TOTAL ASSETS	$502,719	1,002,558

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$208,432	$17,088
Notes payable	-	7,126
Accrued expenses and other payables	93,417	59,605
Receipt in advance	3,551	48,917
Amount due to a director	-	39,529
Advance from shareholders	138,055	-
Amount due to related parties	72,329	3,082,623
Taxes payable	-	9,379
Total current liabilities	515,784	3,264,267

LONG-TERM NOTES PAYABLE	-	8,748

TOTAL LIABILITIES	515,784	3,273,015

SHAREHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; 24,676,000 and 9,202,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	246,760	92,020
Additional paid in capital	1,410,616	183,186
Accumulated deficits	(1,670,441)	(2,544,417)
Accumulated other comprehensive loss	-	(1,246)

TOTAL SHAREHOLDERS’ EQUITY	(13,065)	(2,270,457)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$502,719	$1,002,558

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. (FORMERLY KNOWN AS GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months ended March 31,
	2011	2010
CONTINUING OPERATIONS
REVENUES	$878,853	$-

COST OF SALES	621,550	-

GROSS PROFIT	257,303	-

EXPENSES
General and administrative (inclusive of depreciation)	263,485	233,645
TOTAL OPERATING EXPENSES	263,485	233,645

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(6,182)	(233,645)

OTHER INCOME/(EXPENSE)
Other income	4,947	-
Other expenses	(3,411)	(232)
TOTAL OTHER INCOME/(EXPENSE)	1,536	(232)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(4,646)	(233,877)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(4,646)	$(233,877)

DISCONTINUED OPERATIONS – WATER SCIENTIFIC
NET LOSS	(80,233)	-
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	958,855	-

NET INCOME FROM DISCONTINUED OPERATIONS	$878,622	$-

NET INCOME/(LOSS) FOR THE PERIOD	$873,976	$(233,877)

OTHER COMPREHENSIVE INCOME	-	-

TOTAL COMPREHENSIVE INCOME/(LOSS) INCOME FOR THE PERIOD	$873,976	$(233,877)

LOSS PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$-	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	13,156,467	40,200,000

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. (FORMERLY KNOWN AS GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss from continuing operations	$(4,646)	$(233,877)
Changes in operating assets and liabilities:
Increase in accounts receivable	(306,677)	-
Increase in inventories	(113,726)	-
Increase in prepaid expenses and other receivables	(10,052)	-
Increase in accounts payable	208,432	-
Decrease in receipt in advance	3,551	-
Increase in accrued expenses and other payables	90,641	-
Net cash used in continuing operating activities	(132,477)	(233,877)
Net cash used in discontinued operating activities – Water Scientific	(144,522)	-
Net cash used in operating activities	(276,999)	(233,877)

Cash flows from investing activities
Net cash provided by continuing investing activities	-	-
Net cash used in discontinued investing activities – Water Scientific	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Increase in amount due to a related party	66,686	233,877
Advance from shareholders	138,055	-
Net cash provided by continuing financing activities	204,741	233,877
Net cash provided by discontinued financing activities – Water Scientific	116,483	-
Net cash provided by financing activities	321,224	233,877

Net increase in cash and cash equivalents
Continuing operations	72,264	-
Discontinued operations – Water Scientific	(28,039)	-
	44,225	-
Effect of foreign exchange rate changes
Continuing operations	-	-
Discontinued operations – Water Scientific	2,769	-
	2,769	-
Cash and cash equivalents at beginning of period
Continuing operations	-	-
Discontinued operations – Water Scientific	56,735	-
	56,735	-
Cash and cash equivalents at end of period
Continuing operations	72,264	-
Discontinued operations – Water Scientific	31,465	-
	$103,729	$-
Supplemental disclosure of cash flows information:
Cash paid for interest continuing operations	$454	$-

Non cash financing activities:
Conversion of debt to shares	$1,382,170	$-

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. (FORMERLY KNOWN AS GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2011

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great China Mania Holdings, Inc. (“GMEC” or the “Company”) was incorporated in Nevada on July 8, 1983. On October 26, 2010, the Company entered into an Acquisition Agreement with Mr. Wong Heong Kin to acquire 100% of Water Scientific Holdings Limited (“Water Scientific”) in exchange for 500,000 shares of common stock of the Company.

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

In order to diversify the Company’s operations, several new subsidiaries have been formed and are now operating within the Company. From October 26, 2010 to March 31, 2011, Water Scientific functioned as a subsidiary of the Company. In February, three new subsidiaries of the Company were formed and have since maintained operations. These subsidiaries are GME Holdings Limited, Great China Games Limited and Great China Media Limited. As of the date of this filing, our corporate structure is as follows:

GMEC owns a wholly-owned subsidiary, Sharp Achieve Holdings Limited (BVI).  Sharp Achieve Holdings Limited (BVI) has a wholly-owned subsidiary, Super China Global Limited (BVI).  Super China Global Limited has three subsidiaries: 1) GME Holdings Limited which was incorporated February 18, 2011 and specialized in artiste and project management services; 2) Great China Media Limited which was incorporated February 1, 2011 and specialized in publication of magazines; and 3) Great China Games Limited which was incorporated February 1, 2011 and specialized in retail operation of video games and accessories.

On March 16, 2011, the Company amended its Articles of Incorporation and changed the name of the Company from “Great East Bottles & Drinks (China) Holdings, Inc.” to “Great China Mania Holdings, Inc.”

In addition, the Company, as of March 31, 2011, disposed of Water Scientific Holdings Limited (“Water Scientific”).  As of the date of this filing, the Company no longer carries on the operations of Water Scientific.(the “Disposal”. See also Footnote 3).

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended March 31, 2011 and 2010 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong Dollar (HK$) for three months ended March 31, 2011and 2010, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2011, the results of its operations and cash flows for the three months ended for March 31, 2011 and 2010.

The results of operations for the three months ended March 31, 2011are not necessarily indicative of the results for a full year period.

In the opinion of the management, the comparative figures for the three months ended 31 March 2010 were reclassified to current presentation because the balances shown in previous filings represent the discontinued operations of GEBD BVI and were not relevant to the current operations.

NOTE 3 –DISPOSAL OF WATER SCIENTIFIC

On March 31, 2011 the Company disposed Water Scientific to Wong Heong Kin and Chung A. Tsan Guy and they will assume all of the assets and liabilities of Water Scientific from the Company.  Water Scientific ceased to become a consolidating subsidiary of the Company after March 31, 2011.  All the operating losses of Water Scientific from January 1, 2011 to March 31, 2011 are recorded as net loss from discontinued operations while the reduction of net liabilities associated with the disposal of Water Scientific over the carrying cost of Water Scientific are recorded as gains on disposal of discontinued operations.

By disposal of Water Scientific, the Company sold its ecological products operations. A summary of the balance sheet and income statement of Water Scientific, immediately before the Disposal, is presented as follow:

(i)

Summary of balance sheet

	March 31, 2011 (Date of disposal)	December 31, 2010
ASSETS
Cash and cash equivalents	$31,465	$56,735
Amount due from a related party	978,087	645,385
Prepaid expenses and other receivables	257	257
PROPERTY, plant & equipment, NET	23,613	25,273
TOTAL ASSETS	$1,033,422	$727,650

LIABILITIES
Accounts payable	$-	$17,088
Notes payable	14,134	15,874
Accrued expenses and other payables	59,420	59,605
Receipt in advance	48,765	48,917
Amount due to a director	39,406	39,529
Amount due to related parties	1,821,202	1,418,620
Taxes payable	9,350	9,379
TOTAL LIABILITIES	1,992,277	$1,609,012

NET LIABILITIES	$958,855	$881,362

(ii)

Summary of  income statement

	Three months ended March 31, 2011 (Date of disposal)	Three months ended March 31, 2010
Revenue	$-	$-
Gross margin	-	-
Loss before provision for income taxes	(80,233)	-
Net loss for the period	$(80,233)	$-

The results of Water Scientific were not consolidated for the three months ended March 31, 2010 as the Company acquired Water Scientific in October 2010.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Economic and political risk

The Company’s continuing operations and discontinued operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in the Hong Kong may influence the Company’s business, financial condition, and results of operations.

The Company’s major operations in the Hong Kong are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

(b)

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company’s continued operations maintain bank accounts in Hong Kong. The Company’s discontinued operations maintain bank accounts in Hong Kong.

(c)

Inventory

Inventories consisting of raw materials and finished goods are stated at the lower of cost or net realizable value. Finished goods are comprised of direct materials held for resale. Inventory costs are calculated using first in first out (FIFO) method of accounting.

(d)

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

(e)

Depreciation and amortization

The Company provides for depreciation of plant and equipment by use of the straight-line method for financial reporting purposes.

Plant and equipment are depreciated over the following estimated useful lives:

Office equipment	5 years
Transportation equipment	5 years

No depreciation expense attributable to the property, plant and equipment of continuing operation for the years ended March 31, 2011 and 2010. Depreciation expense attributable to the property, plant and equipment of discontinued operation for the years ended March 31, 2011 and 2010 was $1,582 and nil, respectively.

(f)

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

Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future events that could differ materially from actual results. There were no impairments of long-lived assets for the years ended March 31, 2011 and 2010.

(g)

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the years ended March 31, 2011 and 2010, respectively.

(h)

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

(i)

Revenue recognition

For continuing operations, the Company and its subsidiaries are principally engaged in retails of video games and accessories, publication of magazines, project and artist management services. Revenue represents invoiced value of goods and services sold and are recognized when the following criteria are met:

(i) Persuasive evidence of an arrangement exists;

(ii) Delivery has occurred;

(iii) Seller’s price to the buyer is fixed or determinable; and

(iv) Collectability is reasonably assured.

For discontinued operations, the Company recognizes revenue from sale of ecological products and customers take ownership and assume risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and selling price is fixed or determinable.

(j)

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2011 and 2010, there were no dilutive securities outstanding.

(k)

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

(l)

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

(m)

Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The functional currency of the Company is Hong Kong Dollar (HK). Capital accounts of the consolidated financial statements are translated into United States dollars from HK$ at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year.  The translation rates are as follows:

	2011	2010

Year end HK$ : US$ exchange rate	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282

(n)

Recent accounting pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 5 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable as of the balance sheet dates are summarized as follows:

	March 31,2011	December 31,2010
Accounts receivable	$306,677	$-
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	306,677	-

The Company’s sales are primarily to Hong Kong customers with excellent credit ratings and since Company has incurred minimal bad debts in the past, no allowance for doubtful accounts has been recorded as of the balance sheet dates.

NOTE 6 – INVENTORIES

Inventories as of the balance sheet dates are summarized as follows:

	March 31,2011	December 31,2010
Raw materials	$26,316	$-
Finished goods	87,410	-
Total	113,726	-

The raw materials represent the paper used in publication of magazines and the finished goods represent the video games and accessories held for retail operations.

NOTE 7 –PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables as of the balance sheet dates are summarized as follows:

	March 31,2011	December 31,2010
Prepaid expenses	$5,051	$257
Other receivable	5,001	-
Total	10,052	257
-

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of motor vehicle and office equipment. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	March 31,2011	December 31, 2010
			Consolidated	Attributable to continuing operations

At cost:
Motor vehicle – hire purchase	5 years	$-	$28,680	$-
Office equipment	5 years	-	2,580	-
		-		-

Less: Accumulated depreciation		-	(5,987)	-

Property, plant and equipment, net		$-	25,273	$-

No depreciation expense attributable to the property, plant and equipment of continuing operation for the years ended March 31, 2011 and 2010 respectively. Depreciation expense attributable to the property, plant and equipment of discontinued operation for the years ended March 31, 2011 and 2010 was $1,582 and nil, respectively.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	March 31,2011	December 31, 2010
		Consolidated	Attributable to continuing operations

Accrued expenses	$93,417	59,605	-
Other payables	-	-	-
	$93,417	59,605	$-

NOTE 10 – AMOUNT DUE TO A DIRECTOR

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	March 31,2011	December 31, 2010
		Consolidated	Attributable to continuing operations

Mr. Stetson Chung	$-	$39,529	$-

The amount due to Mr. Stetson Chung represents temporary advances from the director for the Company’s working capital. The balance is unsecured, interest free, and has no fixed terms of repayment. During the reporting period, Mr. Chung resigned as Chief Executive Officer and director of the Company.

NOTE 11 – ADVANCES FROM SHAREHOLDERS

The advances from shareholders are unsecured, interest free and have no fixed repayment term.

NOTE 12 – AMOUNT DUE FROM/(TO) RELATED PARTIES

As of the balance sheet dates, the Company’s current accounts with the related companies are summarized as follows:

	March 31,2011	December 31, 2010
		Consolidated	Attributable to continuing operations

Asia Choice International Limited	$-	$920,293	$-

Total amount due from a related party	-	920,293	-

China Culture Limited	$(63,561)	$-	$-
GEBD BVI	-	(1,389,095)	-
Global Mania Empire Management Limited	(1,843)	-	-
Great East Packaging Holdings Limited (“GEPH”)	-	(1,693,528)	-

Total amount due to related parties	$(65,404)	$(3,082,623)	$-

The amount due to China Culture Limited represents temporary advances from the related company for the Company’s working capital.  The balances are unsecured, interest free, and have no fixed terms of repayments. China Culture Limited is a related party as it is a Company owned by Mr. Chan Wing Hing, one of the Company’s directors appointed during the reporting period.

The amount due to Global Mania Empire Management Limited represents temporary advances from the related company for the Company’s working capital.  The balances are unsecured, interest free, and have no fixed terms of repayments. Global Mania Empire Management Limited is a related party as it is a Company owned by Mr. Kwong Kwan Yin Roy, one of the Company’s directors appointed during the reporting period.

NOTE 13 – WEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

The calculation of weighted average number of shares for the three months ended March 31, 2011 and 2010is illustrated as follows:

	2011
	Number of shares	Weighted average number of shares

At January 1, 2011	$9,202,000	$9,202,000
Share issuance completed on March 9, 2011 for debt conversion	15,474,000	3,954,467

At March 31 2011	$24,676,000	$13,156,467

	2010
	Number of shares	Weighted average number of shares

At January 1, 2010 and March 31 2010	40,200,000	40,200,000

NOTE 14 –CONVERSION OF PROMISSORY NOTE

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

NOTE 15 – RELATED PARTY TRANSACTION

In addition to the transactions detailed elsewhere in these financial statements, the Company and its subsidiaries entered into the following material transactions with the related parties for the three months ended March 31, 2011:

	2011	2010
From continuing operations
China Culture Limited
Lease payment of properties by subsidiaries	$47,590	$-

China Culture Limited is a related party as it is a Company owned by Mr. Chan Wing Hing, a Company director appointed during the reporting period.

NOTE 16 – CONTINGENCIES AND COMMITMENTS

As of March 31, 2011, the subsidiaries of the Company, the expected annual lease payments under these operating leases are as follows:

March 31,2011
For the year ended December 31,
2011	267,103
2012	67,883
Total	334,986

NOTE 17 – SEGMENT REPORTING

NOTE 18 - GOING CONCERN

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

NOTE 19  – PROFORMA STATEMENTS OF INCOME

Proforma statement of income is presented to illustrate and compare the impact of continuing operations and discontinued operations including entire bottles and bottled water manufacturing operations run by GEBD BVI and trading of ecological products operation run by Water Scientific to the balances that previously reported in 2010 10/Q filing for three months ended March 31, 2010.

	Continuing operations	Discontinued Operations – Water Scientific	Discontinued Operations- GEBD BVI	As previously reported in 2010 10/Q filing

Revenue	$-	$-	$8,563,674	$8,563,674
Cost of sales	-	-	7,302,197	7,302,197
Gross margin	-	-	1,261,477	1,261,477
Total operating expense	233,645	-	1,452,438	1,686,083
Total other income/( expense)	(232)	-	(476,079)	(476,311)
Net loss before provision for income taxes	(233,877)	-	(667,040)	(900,917)
Provision for income taxes	-	-	(153,302)	(153,302)
Net loss for the period	(233,877)	-	(820,342)	(1,054,219)
Net loss attributable to non controlling interests	-	-	(537,671)	(537,671)
Net loss attributable to the Company	(233,877)	-	(282,671)	(516,548)
Other comprehensive loss attributable to shareholders	-	-	(26,065)	(26,065)
Net income from discontinued operations	-	-	-	-
Total comprehensive income/(loss)	$(233,877)	$-	$(308,736)	$(542,613)
Earnings per share, basic and diluted	(0.01)	-	(0.01)	(0.01)
Weighted average number of shares outstanding	40,200,000		40,200,000	40,200,000

In the opinion of the management, the comparative figures for the three months ended 31 March 2010 were reclassified to current presentation because the balances shown in previous filings represent the discontinued operations of GEBD BVI and were not relevant to the current operations. The results of Water Scientific were not consolidated for the three months ended March 31, 2010 as the Company acquired Water Scientific in October 2010.

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

Except as otherwise indicated by the context, references in this Form 10-K to “we”, “us”, “our”, “the Registrant”, “our Company” or “the Company” are to Great China Mania Holdings, Inc. (formerly known as Great East Bottles & Drinks (China) Holdings, Inc.), a Florida corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar”, “$” and “US$” are to United States dollars; (iv) “HKD” are to the Hong Kong Dollar; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

Special Note Regarding Recent Corporate Actions

Since December 30, 2010, there have been several major corporate events that have changed the operations of the Company, and such changes have impacted the financial statements of the Company considerably, especially when compared with the former operations of 2010. A full summary of the corporate changes can be found in the Company’s Form 10-K filed on April 15, 2011. However, a brief summary is included here as well.

Pursuant to a private Stock Purchase Agreement dated January 25, 2011, between Mr. Chung A. Tsan Guy and Mr. Chan Ka Wai, Mr. Chung sold 6,099,400 shares of common stock of the Company to Mr. Chan for a total purchase price of $548,964 or $0.09 per share.  Pursuant to this transaction, a change of control of the company occurred.

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

On March 16, 2011, the Company amended its Articles of Incorporation and changed the name of the Company to “Great China Mania Holdings, Inc.”.

On March 31, 2011 the Company entered into an Asset Sale, Purchase and Transfer Agreement with Mr. Wong Heong Kin and Mr. Chung A. Tsan Guy (the “Buyers”) whereby the Company sold the operations of Water Scientific Holdings Limited in exchange for the assumption of all of the assets and liabilities of the subsidiary Water Scientific Holdings Limited by the Buyer.

Results of Operations – Three Months Ended March 31, 2011 as Compared to Three Months Ended March 31, 2010.

The following table summarizes the results of our operations during the three-month period ended March 31, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2011 to the three-month period ended March 31, 2010.

	Three months ended March 31,		Increase (decrease)
	2011	2010		% Change
Revenue	$878,853	$-	878,853	100.00%
Cost of sales	621,550	-	621,550	100.00%
Gross profit	257,303	-	257,303	100.00%
General & administrative	263,485	233,645	29,840	12.77%
Loss from operations	(6,182)	(233,645)	227,463	(98.01%)
Other income (expense)	1,536	(232)	1,768	(762.07%)
Provision for taxation	-	-		0.00%
Discontinued operations	878,622	-	878,622	100.00%
Net income (loss)	873,976	(233,877)	1,107,853	(473.69%)

Revenues

Sales revenue increased to $878,853 in the three months ended March 31 of 2011as compared to nil in the same period in 2010, representing a 100.00% increase. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Cost of sales and gross margin

Cost of sales increased to $621,550in the three months ended March 31 2011from $nil in the same period of 2010, representing a 100.00% increase. The gross profits increased to 29.28% in the three months ended March of 2010comparedto nil in the same period in 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

General and administrative

General and administrative expenses increased from $233,645 in the three months ended March 31 of 2010 to $263,485for the same period in 2011, representing a decrease of $29,840 or 12.77%.This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Net income

Net income for the three months ended March 31 of 2011 was $873,976 as compared to net loss was $542,613 in the same period 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010 and the gain on disposal of discontinued operating activities.

Liquidity and Capital Resources

Cash

Our cash balance at March 31, 2011 was $72,264, representing a decrease of $134,979 compared with our cash balance of $207,243 as at March 31, 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Cash flow

Operating Activities

Net cash used in operating activities during the three months ended March 31 of 2011 amounted to $276,999 representing a increase in outflow of $43,122 compared with net cash used in operating activities of $233,877 in the same period of 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Investing Activities

Net cash provided by investing activities during the three months ended March 31 of 2011 amounted to nil, representing an increase in inflow of $217,273 compared with net cash used in investing activities of $217,273 in the same period of 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Financing Activities

Net cash provided by financing activities during the three months ended March 31 of 2011 amounted to $321,224, representing an increase in inflow of $87,347 compared with net cash provided in financing activities of $233,877 in the same period of 2010 This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Working capital

Our net current liabilities decreased by $9,304,759 to $13,065 at March 31, 2011 from $9,317,824 at March 31, 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

We currently generate our cash flow through providing artiste and project management services, publication of magazines and retail of video games and accessories. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of March 31, 2011, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the three months ended March 31, 2011 were denominated in Hong Kong Dollars (“HKD”), the currency of Hong Kong, and were converted into US dollars at the exchange rate of 7.8 to 1. There can be no assurance that HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of HKD relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Interim Chief Financial Officer, or Interim CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and Interim CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our CEO and Interim CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2011.

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

ITEM 1A. RISK FACTORS

No material change since the filing of the 10-K on April 15, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended March 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   [REMOVED AND RESERVED].

ITEM 5. OTHER INFORMATION

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

GREAT CHINA MANIA HOLDINGS, INC.

(Registrant)

By:

 /S/ Yau Wai Hung

Yau Wai Hung

Chief Executive Officer, President, and Director

Date:   May 23, 2011

By:

/S/ Yau Wai Hung

Yau Wai Hung

Interim Chief Financial Officer

Date:   May 23, 2011