Form 10-Q
period 2011-06-30
GREAT CHINA MANIA HOLDINGS, INC.
filed 2011-08-22
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$321,916	56,735
Accounts receivable	339,971	-
Inventories	124,440	-
Amount due from a related party	-	920,293
Prepaid expenses and other receivables	62,301	257
Total current assets	848,628	977,285

PROPERTY, PLANT & EQUIPMENT, NET	-	25,273

TOTAL ASSETS	$848,628	$1,002,558

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$495,664	$17,088
Notes payable	-	7,126
Accrued expenses and other payables	102,555	59,605
Unearned revenue	67,228	48,917
Amount due to a director	-	39,529
Advance from shareholders	177,666	-
Amount due to related parties	126,447	3,082,623
Taxes payable	-	9,379
Total current liabilities	969,560	$3,264,267

LONG-TERM LIABILITIES
Convertible note	128,200	-
Notes payable	-	8,748
	128,200	8,748

TOTAL LIABILITIES	1,097,760	3,273,015

SHAREHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; 24,676,000 and 9,202,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	246,760	92,020
Additional paid in capital	1,417,541	183,186
Accumulated deficits	(1,914,926)	(2,544,417)
Accumulated other comprehensive loss	1,493	(1,246)

TOTALSHAREHOLDERS’ EQUITY	(249,132)	(2,270,457)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$848,628	$1,002,558

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,2011	Three months ended June 30, 2010	Six months ended June 30,2011	Six months ended June 30, 2010

REVENUES	$1,281,896	$-	$2,160,749	$-

COST OF SALES	1,010,245	-	1,631,795	-

GROSS PROFIT	271,651	-	528,954	-

EXPENSES
General and administrative	492,474	113,840	755,959	367,485
TOTAL OPERATING EXPENSES	492,474	113,840	755,959	367,485

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(220,823)	(113,840)	(227,005)	(367,485)

OTHER INCOME/(EXPENSE)
Other income	(2,346)	-	2,601	-
Other expenses	(21,316)	-	(24,727)	(232)
TOTAL OTHER INCOME/(EXPENSE)	(23,662)	-	(22,126)	(232)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(244,485)	(113,840)	(249,131)	(367,717)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(244,485)	$(113,840)	$(249,131)	$(367,717)

DISCONTINUED OPERATIONS – WATER SCIENTIFIC
NET LOSS	-	-	(80,233)	-
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	-	-	958,855	-

NET INCOME FROM DISCONTINUED OPERATIONS	-	-	878,622	-

NET INCOME/(LOSS) FOR THE PERIOD	$(244,485)	$(113,840)	$629,491	$(367,717)

OTHER COMPREHENSIVE INCOME	-	-	-	-

TOTAL COMPREHENSIVE INCOME / (LOSS) INCOME FOR THE PERIOD	$(244,485)	$-	$629,491	$(367,717)

LOSS PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$(0.01)	$-	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	24,676,000	40,200,000	18,948,055	40,200,000

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2011	2010
Cash flows from operating activities
Net loss from continuing operations	$(249,131)	$(367,717)
Changes in operating assets and liabilities:
Increase in accounts receivable	(339,971)	-
Increase in inventories	(124,440)	-
Increase in prepaid expenses and other receivables	(62,301)	-
Increase in accounts payable	495,664	-
Decrease in Unearned revenue	67,228	-
Increase in accrued expenses and other payables	99,779	-
Net cash used in continuing operating activities	(113,172)	(367,717)
Net cash used in discontinued operating activities – Water Scientific	(144,522)	-
Net cash used in operating activities	(257,694)	(367,717)

Cash flows from investing activities
Net cash provided by continuing investing activities	-	-
Net cash used in discontinued investing activities – Water Scientific	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Increase in amount due to a related party	127,729	367,717
Issuance of convertible note	128,200	-
Advance from shareholders	177,666	-
Net cash provided by continuing financing activities	433,595	367,717
Net cash provided by discontinued financing activities – Water Scientific	116,483	-
Net cash provided by financing activities	550,078	367,717

Net increase in cash and cash equivalents
Continuing operations	320,423	-
Discontinued operations – Water Scientific	(28,039)	-
	292,384	-
Effect of foreign exchange rate changes
Continuing operations	1,493	-
Discontinued operations – Water Scientific	2,769	-
	4,262	-
Cash and cash equivalents at beginning of period
Continuing operations	-	-
Discontinued operations – Water Scientific	56,735	-
	56,735	-
Cash and cash equivalents at end of period
Continuing operations	321,916	-
Discontinued operations – Water Scientific	31,465	-
	$353,381	$-
Supplemental disclosure of cash flows information:
Cash paid for interest
Discontinued operations – Water Scientific	$454	$-

Non cash financing activities:
Conversion of debt to shares	$1,382,170	$-

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

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

In order to diversify the Company’s operations, several new subsidiaries have been formed and are now operating within the Company. From October 26, 2010 to June 30, 2011, Water Scientific functioned as a subsidiary of the Company. In February, three new subsidiaries of the Company were formed and have since maintained operations. These subsidiaries are GME Holdings Limited, Great China Games Limited and Great China Media Limited. In June 2011, another new subsidiary GMEC Ventures Limited, a Hong Kong company, was formed and maintained for holding future investment if any. As of the date of this filing, our corporate structure is as follows:

GMEC owns a wholly-owned subsidiary, Sharp Achieve Holdings Limited (BVI).  Sharp Achieve Holdings Limited (BVI) has a wholly-owned subsidiary, Super China Global Limited (BVI).  Super China Global Limited has four subsidiaries: 1) GME Holdings Limited which was incorporated February 18, 2011 and provides artiste and project management services; 2) Great China Media Limited which was incorporated February 1, 2011 and specializes in publication of magazines; 3) Great China Games Limited which was incorporated February 1, 2011 and is engaged in the retail operation of video games and accessories and 4) GMEC Ventures Limited was incorporated June 1, 2011 and specializes in investment holding.

On March 16, 2011, the Company amended its Articles of Incorporation and changed the name of the Company from “Great East Bottles & Drinks (China) Holdings, Inc.” to “Great China Mania Holdings, Inc.”

On March 31, 2011, the Company disposed of Water Scientific Holdings Limited (“Water Scientific”).  As of the date of this filing, the Company no longer carries on the operations of Water Scientific.

On June 1, 2011, a convertible note was issued to secure a loan raised from a third party which due on 31 May 2016. The total amount of the loan was US$ 256,400 which was equivalent to HK$ 2,000,000. On June 30, 2011, the first installment of US$ 128,200 which was equivalent to HK$ 1,000,000 was received according the loan agreement.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the six months ended June 30, 2011 and 2010 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong Dollar (HK$) for six months ended June 30, 2011and 2010, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2011, the results of its operations and cash flows for the six months ended for June 30, 2011 and 2010.

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results for a full year period.

In the opinion of the management, the comparative figures for the six months ended 30 June 2010 were reclassified to the current presentation because the balances shown in previous filings represent the discontinued operations of GEBD BVI which were not relevant to the current operations.

NOTE 3 –DISPOSAL OF WATER SCIENTIFIC

On March 31, 2011 the Company disposed of Water Scientific to Wong Heong Kin and Chung A. Tsan Guy and they will assume all of the assets and liabilities of Water Scientific from the Company.  Water Scientific ceased to become a consolidating subsidiary of the Company after March 31, 2011.  All of the operating losses of Water Scientific from January 1, 2011 to March 31, 2011 are recorded as a net loss from discontinued operations while the reduction of net liabilities associated with the disposal of Water Scientific over the carrying cost of Water Scientific is recorded as gain on disposal of discontinued operations.

By disposal of Water Scientific, the Company sold its ecological products operations. A summary of the balance sheet and income statement of Water Scientific, immediately before the Disposal, is presented as follow:

(i)	Summary of balance sheet
	March 31, 2011 (Date of disposal)	December 31,2010
ASSETS
Cash and cash equivalents	$31,465		$56,735
Amount due from a related party	978,087		645,385
Prepaid expenses and other receivables	257		257
PROPERTY, PLANT & EQUIPMENT, NET	23,613		25,273
TOTAL ASSETS	$1,033,422		$727,650

LIABILITIES
Accounts payable	$-		$17,088
Notes payable	14,134		15,874
Accrued expenses and other payables	59,420		59,605
Receipt in advance	48,765		48,917
Amount due to a director	39,406		39,529
Amount due to related parties	1,821,202		1,418,620
Taxes payable	9,350		9,379
TOTAL LIABILITIES	1,992,277		$1,609,012

NET LIABILITIES	$958,855		$881,362

Represented by :
Gain on disposal of discontinued operations	$958,855	$	N/A

(ii)	Summary of income statement

	Three months ended March 31, 2011 (Date of disposal)	Three months ended March 31, 2010
Revenue	$-	$-
Gross margin	-	-
Loss before provision for income taxes	(80,233)	-
Net loss for the period	$(80,233)	$-

The results of Water Scientific were not consolidated for the six months ended June 30, 2010 as the Company acquired Water Scientific in October 2010.

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

No depreciation expense attributable to the property, plant and equipment of continuing operation for the years ended June 30, 2011 and 2010. Depreciation expense attributable to the property, plant and equipment of discontinued operation for the years ended June 30, 2011 and 2010 was $1,582 and nil, respectively.

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

Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future events that could differ materially from actual results. There were no impairments of long-lived assets for the years ended June 30, 2011 and 2010.

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the years ended June 30, 2011 and 2010, respectively.

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

(j) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2011 and 2010, there were no dilutive securities outstanding.

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

	June 30, 2011	December 31, 2010	June 30, 2010

Year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282	0.1282

(n) Recent accounting pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 5 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable as of the balance sheet dates are summarized as follows:

	June 30,2011	December 31,2010
Accounts receivable	$339,971	$-
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	339,971	-
-
Since the Company has incurred minimal bad debts in the past, no allowance for doubtful accounts has been recorded as of the balance sheet dates.

NOTE 6 – INVENTORIES

Inventories as of the balance sheet dates are summarized as follows:

	June 30,2011	December 31,2010
Raw materials	$51,622	$-
Finished goods	72,818	-
Total	124,440	-

The raw materials represent the paper used in publication of magazines and the finished goods represent the video games and accessories held for retail operations.

NOTE 7 –PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables as of the balance sheet dates are summarized as follows:

	June 30,2011	December 31,2010
Prepaid expenses	$62,301	$257
Other receivable	-	-
Total	62,301	257

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of motor vehicle and office equipment. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	June 30,2011	December 31, 2010
			Consolidated	Attributable to continuing operations
At cost:
Motor vehicle – hire purchase	5 years	$-	$28,680	$-
Office equipment	5 years	-	2,580	-
		-	31,260	-

Less: Accumulated depreciation		-	(5,987)	-

Property, plant and equipment, net		$-	25,273	$-

No depreciation expense attributable to the property, plant and equipment of continuing operation for the years ended June 30, 2011 and 2010 respectively. Depreciation expense attributable to the property, plant and equipment of discontinued operation for the years ended June 30, 2011 and 2010 was $1,582 and nil, respectively.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	June 30,2011	December 31, 2010
		Consolidated	Attributable to continuing operations

Accrued expenses	$102,555	59,605	-
Other payables	-	-	-
	$102,555	59,605	$-

NOTE 10 – AMOUNT DUE TO A DIRECTOR

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	June 30,2011	December 31, 2010
		Consolidated	Attributable to continuing operations

Mr. Stetson Chung	$-	$39,529	$-

The amount due to Mr. Stetson Chung represents temporary advances from the director for the Company’s working capital. The balance is unsecured, interest free, and has no fixed terms of repayment. During the reporting period, Mr. Chung resigned as Chief Executive Officer and director of the Company.

NOTE 11 – ADVANCES FROM SHAREHOLDERS

The advances from shareholders are unsecured, interest free and have no fixed repayment term.

NOTE 12 – AMOUNT DUE FROM/(TO) RELATED PARTIES

As of the balance sheet dates, the Company’s current accounts with the related companies are summarized as follows:
	June 30,2011	December 31, 2010
		Consolidated	Attributable to continuing operations

Asia Choice International Limited	$-	$920,293	$-

Total amount due from a related party	$-	$920,293	$-

China Culture Limited	$(107,207)	$-	$-
Global Mania Empire Management Limited	(19,240)	-	-
Mr. Chan Ka Wai	-	(1,389,095)	-
Great East Packaging Holdings Limited (“GEPH”)	-	(1,693,528)	-

Total amount due to related parties	$(126,447)	$(3,082,623)	$-

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

NOTE 13 – WEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

The calculation of weighted average number of shares for the six months ended June 30, 2011 and 2010 is illustrated as follows:
	2011
	Number of shares	Weighted average number of shares

At January 1, 2011	$9,202,000	$9,202,000
Share issuance completed on March 9, 2011 for debt conversion	15,474,000	9,746,055

At June 30, 2011	$24,676,000	$18,948,055

	2010
	Number of shares	Weighted average number of shares

At January 1, 2010 and June 30, 2010	40,200,000	40,200,000

NOTE 14 –CONVERTIBLE NOTE

On June 1, 2011, the company issued a convertible note (the “Note”) to a third party as a sole security of a loan raised by a subsidiary known as GMEC Ventures Limited (the “Borrower”) which is due on 31 May 2016. The total amount of the loan is scheduled to be $ 256,400 which was equivalent to HK$ 2,000,000. On June 30, 2011, the first installment of $128,200 which was equivalent to HK$ 1,000,000 was received according the loan agreement. According the loan agreement, the lender can call back the unused loan balance held by the borrower after 12 months from the date of the agreement by providing a 6 month written notice in increments of $12,800 which is the equivalent of HK$ 100,000.Delete this sentence.

The note carries no interest and is convertible into common stock on the following basis:

(a) The holder can only convert the note at any time before May 31, 2016 when the closing price of one day prior to submitting the Converting Notice (the “Closing price”) is trading above $ 0.25.

(b) If the closing price is trading between $ 0.25 and $ 1.50, the holder may convert the note at the lower of US$0.75 or at a 30% discount of the closing price.

(c) If the closing price is trading above $ 1.50, then the working day prior to submitting the Converting Notice will be set as the “Reference Day”.

(d) If the 5 days average of the closing price including the Reference Day and the four subsequent days is trading below US$ 1.50, the conversion price will resume to clause (b) stated above on the next working day.

(e) If the closing price of the fourth day subsequent to the Reference Day is trading below US$ 1.50, the conversion price will resume to clause (b) stated above on the next working day.

(f)  If the 5 days average closing price and the fourth days closing price subsequent to the reference day are trading above US$ 1.50, then the holder may convert the convertible note at the higher of US$0.75 or at a 50% discount of the closing price on the reference day.

(g) If the holder does not convert the note under the clause (b) or (f) stated above, the note may be convertible only when the closing price is trading below US$ 1.50 as per clause (b) stated above.

At the date the convertible note was issued, the trading price of the Company’s common stock was between $ .10 and $ .12.  The conversion price at that date was not considered to be “in the money” so there has been no value assigned to the conversion feature within the note.

NOTE 15 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company and its subsidiaries entered into the following material transactions with the related parties for the six months ended June 30, 2011:

	2011	2010
From continuing operations
China Culture Limited
Rental charges paid by Company for offices and shop premises	$116,975	$-

China Culture Limited is a related party as it is a company owned by Mr. Chan Wing Hing, a Company director appointed during the reporting period.

NOTE 16 – CONTINGENCIES AND COMMITMENTS

As of June 30, 2011, the expected annual lease payments under these operating leases are as follows:

June 30,2011
For the year ended December 31,
2011	184,197
2012	77,883
Total	262,080

NOTE 17 - GOING CONCERN

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

NOTE 18  – PROFORMA STATEMENT OF INCOME

 A proforma statement of income is presented to illustrate and compare the impact of continuing operations and discontinued operations including the bottled water manufacturing operations run by GEBD BVI and the ecological products operation run by Water Scientific to the balances that were previously reported in the 2010 10/Q filing for  the six months ended June 30, 2010.

	Continuing operations	Discontinued Operations - Water Scientific	Discontinued Operations- GEBD BVI	As previously reported in 2010 10/Q filing

Revenue	$-	$-	$19,754,204	$19,754,204
Cost of sales	-	-	15,941,690	15,941,690
Gross margin	-	-	3,812,514	3,812,514
Total operating expense	367,485	-	2,572,836	2,940,321
Total other income/(expense)	(232)	-	(266,932)	(267,164)
Net income/(loss) before provision for income taxes	(367,717)	-	972,746	605,029
Provision for income taxes	-	-	(182,687)	(182,687)
Net income/(loss) for the period	(367,717)	-	790,059	422,342
Net income attributable to non controlling interests	-	-	539,217	539,217
Net loss attributable to the Company	(367,717)	-	250,842	(116,875)
Other comprehensive loss attributable to shareholders	-	-	87,024	87,024
Net income from discontinued operations	-	-	-	-
Total comprehensive income/(loss)	$(367,717)	$-	$337,866	$(29,851)
Earnings per share, basic and diluted	(0.01)	-	0.01	-
Weighted average number of shares outstanding	40,200,000	40,200,000	40,200,000	40,200,000

In the opinion of the management, the comparative figures for the six months ended June 30, 2010 were reclassified to  the current presentation because the balances shown in previous filings represent the discontinued operations of GEBD BVI which were not relevant to the current operations. The results of Water Scientific were not consolidated for the six months ended June 30, 2010 as the Company acquired Water Scientific in October 2010.

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

On March 16, 2011, the Company amended its Articles of Incorporation and changed the name of the Company to “Great China Mania Holdings, Inc.”.

On March 30, 2011 the Company entered into an Asset Sale, Purchase and Transfer Agreement with Mr. Wong Heong Kin and Mr. Chung A. Tsan Guy (the “Buyers”) whereby the Company sold the operations of Water Scientific Holdings Limited in exchange for the assumption of all of the assets and liabilities of the subsidiary Water Scientific Holdings Limited by the Buyer.

On June 1, 2011, a convertible note was issued to secure a loan raised from a third party which due on 31 May 2016. The total amount of the loan was US$ 256,400 which was equivalent to HK$ 2,000,000. On June 30, 2011, the first installment of US$ 128,200 which was equivalent to HK$ 1,000,000 was received according the loan agreement.

Results of Operations – Three Months Ended June 30, 2011 as Compared to Three Months Ended June 30, 2010.

The following table summarizes the results of our operations during the three-month period ended June 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2011 to the three-month period ended June 30, 2010.

	Three months ended June 30,		Increase
	2011	2010	(decrease)	% Change
Revenue	$1,281,896	$-	1,281,896	N/A
Cost of sales	1,010,245	-	1,010,245	N/A
Gross profit	271,651	-	271,651	N/A
General & administrative	492,474	113,840	378,907	332.84%
Loss from operations	(220,823)	(113,840)	(106,983)	93.98%
Other income (expense)	(23,662)	-	(23,662)	N/A
Provision for taxation	-	-	-	N/A
Discontinued operations	-	-	-	N/A
Net income (loss)	(244,485)	(113,840)	(131,005)	115.08%

Revenues

Sales revenue increased to $1,281,896in the three months ended June 30 of 2011as compared to nil in the same period in 2010, representing a 100.00% increase. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Cost of sales and gross margin

Cost of sales increased to $1,010,245in the three months ended June 30 2011 from $nil in the same period of 2010. The gross profits increased to 21.20% in the three months ended June 30 of 2011 compared to nil in the same period in 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

General and administrative

General and administrative expenses increased from 113,840 in the three months ended June 30 of 2010 to $492,474 for the same period in 2011, representing an increase of $378,634. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Net income

Net loss for the three months ended June 30 of 2011 was $244,485 as compared to $113,840 in the same period 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010 and the gain on disposal of discontinued operating activities.

Results of Operations – Six Months Ended June 30, 2011 as Compared to Six Months Ended June 30, 2010.

The following table summarizes the results of our operations during the six-month period ended June 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2011 to the six-month period ended June 30, 2010.

	Three months ended June 30,		Increase
	2011	2010	(decrease)	% Change
Revenue	$2,160,749	$-	2,160,749	N/A
Cost of sales	1,631,795	-	1,631,795	N/A
Gross profit	528,954	-	528,954	N/A
General & administrative	755,959	367,485	522,314	233.55%
Loss from operations	(227,005)	(367,485)	(6,640)	2.84%
Other income (expense)	(22,126)	(232)	(21,894)	9,437%
Provision for taxation	-	-	-	N/A
Discontinued operations	878,622	-	878,622	N/A
Net income (loss)	629,491	(367,717)	863,368	369.15%

Revenues

Sales revenue increased to $2,160,749 in the six months ended June 30 of 2011as compared to nil in the same period in 2010, representing a 100.00% increase. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Cost of sales and gross margin

Cost of sales increased to $1,631,795 in the six months ended June 30 2011 from $nil in the same period of 2010. The gross profits increased to 24.48% in the six months ended June 30 of 2011 compared to nil in the same period in 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

General and administrative

General and administrative expenses increased from 233,645 in the six months ended June 30 of 2010 to $755,959 for the same period in 2011, representing an increase of $522,314. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Net income

Net income for the six months ended June 30 of 2011 was $629,491 as compared to net loss $367,717 in the same period 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010 and the gain on disposal of discontinued operating activities.

Liquidity and Capital Resources

Cash

Our cash balance at June 30, 2011 was $321,916, representing an increase of $321,916 compared with our nil cash balance as at June 30, 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Cash flow

Operating Activities

Net cash used in operating activities during the six months ended June 30 of 2011 amounted to $113,172 representing a decrease in outflow of $254,545 compared with net cash used in operating activities of $367,717 in the same period of 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Financing Activities

Net cash provided by financing activities during the six months ended June 30 of 2011 amounted to $433,595, representing an increase in inflow of $65,878 compared with net cash provided by financing activities of $367,717 in the same period of 2010 This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Working capital

Our net current liabilities decreased by $6,178,666 to $120,932 at June 30, 2011 from $6,299,598 at June 30, 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

We currently generate our cash flow through providing artiste and project management services, publication of magazines and retail of video games and accessories. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of June 30, 2011, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the six months ended June 30, 2011 were denominated in Hong Kong Dollars (“HKD”), the currency of Hong Kong, and were converted into US dollars at the exchange rate of 7.8 to 1. There can be no assurance that HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of HKD relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Interim Chief Financial Officer, or Interim CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and Interim CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our CEO and Interim CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended June 30, 2011.

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

Date: August 22, 2011

By:           /S/ Yau Wai Hung
Yau Wai Hung
Interim Chief Financial Officer

Date: August 22, 2011