Form 10-Q/A
period 2011-06-30
GREAT CHINA MANIA HOLDINGS, INC.
filed 2011-09-13
CIK 1382112

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

Yes  ☐ No ☒

The number of shares of Common Stock, $0.01 par value, outstanding on May 16, 2011 was 24,676,000.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Item 6	Exhibits

Signatures

Ex.31.1 Section 302 Certification of CEO
Ex 31.2 Section 302 Certification of CFO
Ex 32 Section 906 Certifications of CEO and CFO

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 20111 as filed with the Securities and Exchange Commission by the registrant on August 22, 2011, and is filed solely to include the 101 XBRL Interactive Data File exhibits required by Item 6.  No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of the original Quarterly Report on Form 10-Q/A for the three months ended June 30, 2011.

ITEM 6.  EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT CHINA MANIA HOLDINGS, INC
(Registrant)

By:	/S/ Yau Wai Hung
Yau Wai Hung
Chief Executive Officer, President, and Director

Date: September 9, 2011

By:	/S/ Yau Wai Hung
Yau Wai Hung
Interim Chief Financial Officer

Date: September 9, 2011