Form 10-Q
period 2011-09-30
GREAT CHINA MANIA HOLDINGS, INC.
filed 2011-11-14
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$244,274	$56,735
Accounts receivable	363,064	-
Inventories	97,535	-
Amount due from a related party	-	920,293
Prepaid expenses	129,107	257
Total current assets	833,980	977,285

PROPERTY, PLANT & EQUIPMENT, NET	-	25,273

TOTAL ASSETS	$833,980	$1,002,558

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$550,731	$17,088
Notes payable	-	7,126
Accrued expenses and other payables	121,834	59,605
Unearned revenue	64,825	48,917
Amount due to a director	-	39,529
Advance from shareholders	213,034	-
Amount due to related parties	125,940	3,082,623
Taxes payable	-	9,379

LONG-TERM LIABILITIES
Convertible note	128,200	-
Notes payable	-	8,748
	128,200	8,748

TOTAL LIABILITIES	1,204,564	3,273,015

SHAREHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; 24,676,000 and 9,202,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	246,760	92,020
Additional paid in capital	1,417,541	183,186
Accumulated deficits	(2,036,382)	(2,544,417)
Accumulated other comprehensive income/(loss)	1,497	(1,246)

TOTALSHAREHOLDERS’ EQUITY	(370,584)	(2,270,457)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$833,980	$1,002,558

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,2011	Three months ended September 30, 2010	Nine months ended September 30,2011	Nine months ended September 30, 2010
CONTINUING OPERATIONS
REVENUES	$1,352,378	$-	$3,513,127	$-

COST OF SALES	976,552	-	2,608,347	-

GROSS PROFIT	375,826	-	904,780	-

EXPENSES
General and administrative	501,523	156,483	1,257,482	524,711
TOTAL OPERATING EXPENSES	501,523	156,483	1,257,482	524,711

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(125,697)	(156,483)	(352,702)	(524,711)

OTHER INCOME/(EXPENSE)
Other income	4,241	-	6,842	-
Other expenses	-	-	(24,727)	(232)
TOTAL OTHER INCOME/(EXPENSE)	4,241	-	(17,885)	(232)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(121,456)	(156,483)	(370,587)	(524,943)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(121,456)	$(156,483)	$(370,587)	$(524,943)

DISCONTINUED OPERATIONS – WATER SCIENTIFIC
NET LOSS	-	-	(80,233)	-
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	-	-	958,855	-

NET INCOME FROM DISCONTINUED OPERATIONS	-	-	878,622	-

NET INCOME/(LOSS) FOR THE PERIOD	$(121,456)	$(156,483)	$508,035	$(524,943)

OTHER COMPREHENSIVE INCOME	1,497	-	1,497	-

TOTAL COMPREHENSIVE INCOME / (LOSS) INCOME FOR THE PERIOD	$(119,959)	$(156,483)	$509,532	$(524,943)

LOSS PER SHARE, BASIC AND DILUTED – CONTINUING
OPERATIONS	$(0.00)	$(0.00)	$(0.02)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
BASIC AND DILUTED	24,676,000	40,200,000	20,878,352	40,200,000

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net loss from continuing operations	$(370,587)	$(524,943)
Changes in operating assets and liabilities:
Increase in accounts receivable	(363,064)	-
Increase in inventories	(97,535)	-
Increase in prepaid expenses	(129,107)	-
Increase in accounts payable	550,731	-
Increase in unearned revenue	119,058	-
Increase in accrued expenses and other payables	64,825	-
Net cash used in continuing operating activities	(225,679)	(524,943)
Net cash used in discontinued operating activities – Water Scientific	(144,522)	-
Net cash used in operating activities	(370,201)	(524,943)

Cash flows from financing activities
Increase in amount due to a related party	127,222	524,943
Issuance of convertible note	128,200	-
Advance from shareholders	213,034	-
Net cash provided by continuing financing activities	468,456	524,943
Net cash provided by discontinued financing activities – Water Scientific	116,483	-
Net cash provided by financing activities	584,939	524,943

Net increase/(decrease) in cash and cash equivalents
Continuing operations	242,777	-
Discontinued operations – Water Scientific	(28,039)	-
	214,738	-
Effect of foreign exchange rate changes
Continuing operations	1,497	-
Discontinued operations – Water Scientific	2,769	-
	4,266	-
Cash and cash equivalents at beginning of period
Continuing operations	-	-
Discontinued operations – Water Scientific	56,735	-
	56,735	-
Cash and cash equivalents at end of period
Continuing operations	244,274	-
Discontinued operations – Water Scientific	31,465	-
	$275,739	$-
Supplemental disclosure of cash flows information:
Cash paid for interest
Discontinued operations – Water Scientific	$454	$-

Non cash financing activities:
Conversion of debt to shares	$1,382,170	$-

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

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

In order to diversify the Company’s operations, several new subsidiaries have been formed and are now operating within the Company. From October 26, 2010 to September 30, 2011, Water Scientific functioned as a subsidiary of the Company. In February, three new subsidiaries of the Company were formed and have since maintained operations. These subsidiaries are GME Holdings Limited, Great China Games Limited and Great China Media Limited. In June 2011, another new subsidiary GMEC Ventures Limited, a Hong Kong company, was formed and maintained for holding future investment if any. As of the date of this filing, our corporate structure is as follows:

GMEC owns a wholly-owned subsidiary, Sharp Achieve Holdings Limited (BVI).  Sharp Achieve Holdings Limited (BVI) has a wholly-owned subsidiary, Super China Global Limited (BVI).  Super China Global Limited has four subsidiaries: 1) GME Holdings Limited which was incorporated February 18, 2011 and specialized in artiste and project management services; 2) Great China Media Limited which was incorporated February 1, 2011 and specialized in publication of magazines; 3) Great China Games Limited which was incorporated February 1, 2011 and specialized in retail operation of video games and accessories and 4) GMEC Ventures Limited was incorporated June 1, 2011 and specialized in investment holding.

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three and nine months ended September 30, 2011 and 2010 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong Dollar (HK$) for three and nine months ended September 30, 2011and 2010, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2011, the results of its operations and cash flows for the three and nine months ended for September 30, 2011 and 2010.

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for a full year period.

In the opinion of the management, the comparative figures for the three and nine months ended September 30 2010 were reclassified to current presentation because the balances shown in previous filings represent the discontinued operations of GEBD BVI which were not relevant to the current operations.

NOTE 3 –DISPOSAL OF WATER SCIENTIFIC

On March 31, 2011 the Company disposed Water Scientific to Wong Heong Kin and Chung A. Tsan Guy and they assumed all of the assets and liabilities of Water Scientific from the Company.  Water Scientific ceased to become a consolidating subsidiary of the Company after March 31, 2011.  All the operating losses of Water Scientific from January 1, 2011 to March 31, 2011 are recorded as net loss from discontinued operations while the reduction of net liabilities associated with the disposal of Water Scientific over the carrying cost of Water Scientific is recorded as gain on disposal of discontinued operations.

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

The results of Water Scientific were not consolidated for the nine months ended September 30, 2010 as the Company acquired Water Scientific in October 2010.

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

There was no depreciation expense attributable to the property, plant and equipment of continuing operation for the three and nine months ended September 30, 2011 and 2010. Depreciation expense attributable to the property, plant and equipment of discontinued operation for the years ended September 30, 2011 and 2010 was $1,582 and nil, respectively.

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

Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future events that could differ materially from actual results. There were no impairments of long-lived assets for the nine months ended September 30, 2011 and 2010.

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the nine months ended September 30, 2011 and 2010, respectively.

(h)	Fair value of financial instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, amount due from a related company, prepaid expenses, accounts payable, accrued expenses and other payables, receipt in advance, taxes payable and amount due to a related party.

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

For continuing operations, the Company and its subsidiaries are principally engaged in the retail selling of video games and accessories, publication of magazines, and project and artist management services. Revenue represents the invoiced value of goods and services  is recognized when the following criteria are met:

(i) Persuasive evidence of an arrangement exists;
(ii) Delivery has occurred;
(iii) Seller’s price to the buyer is fixed or determinable; and
(iv) Collectability is reasonably assured.

For discontinued operations, the Company recognized revenue from the sale of ecological products and when the customers took ownership and assumed the risk of loss, the collection of the relevant receivable was probable, persuasive evidence of an arrangement existed and selling price was fixed or determinable.

(j)	Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2011 and 2010, there were no dilutive securities outstanding.

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

(m)	Accounting for the impairment of long-lived assets

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

	September 30, 2011	December 31, 2010	September 30, 2010

Period/Year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average period/yearly HK$ : US$ exchange rate	0.1282	0.1282	0.1282

(n)	Recent accounting pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 5 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable as of the balance sheet dates are summarized as follows:

	September 30,2011	December 31,2010
Accounts receivable	$363,064	$-
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	363,064	-

Management evaluates the collectability of accounts receivable on a periodic basis and has determined based on various factors including past credit history of its customers that no allowance for doubtful accounts has been recorded as of the balance sheet dates.

NOTE 6 – INVENTORIES

Inventories as of the balance sheet dates are summarized as follows:

	September 30,2011	December 31,2010
Raw materials	$13,019	$-
Finished goods	84,516	-
Total	97,535	-

The raw materials represent the paper used in publication of magazines and the finished goods represent the video games and accessories held for retail operations.

NOTE 7 –PREPAID EXPENSES

Prepaid expenses consist of payments and deposits made by the Company to third parties in the normal course of business operations with no interest and no fixed repayment terms. These payments are made for the purchase of services that are used by the Company for its current operations.

The Company evaluates the amounts recorded as prepaid expenses on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of motor vehicle and office equipment. As of the balance sheet dates, property, plant and equipment is summarized as follows:

	Depreciable lives	September 30,2011	December 31, 2010
			Consolidated	Attributable to continuing operations
At cost:
Motor vehicle – hire purchase	5 years	$-	$28,680	$-
Office equipment	5 years	-	2,580	-
		-	31,260	-
Less: Accumulated depreciation		-	(5,987)	-

Property, plant and equipment, net		$-	25,273	$-

There has been no depreciation expense attributable to the property, plant and equipment of continuing operation for the nine months ended September 30, 2011 and 2010 respectively. Depreciation expense attributable to the property, plant and equipment of discontinued operation for the nine months ended September 30, 2011 and 2010 was $1,582 and nil, respectively.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	September 30,2011	December 31, 2010
		Consolidated	Attributable to continuing operations

Accrued expenses	$112,692	59,605	-
Other payables	9,142	-	-
	$121,834	59,605	$-

NOTE 10 – AMOUNT DUE TO A DIRECTOR

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	September 30,2011	December 31, 2010
		Consolidated	Attributable to continuing operations

Mr. Stetson Chung	$-	$39,529	$-
Mr. Yau Wai Hung	$2,244	$-	$-

The amount due to Mr. Stetson Chung represents temporary advances from the director for the Company’s working capital. The balance is unsecured, interest free, and has no fixed terms of repayment. During the reporting period, Mr. Chung resigned as Chief Executive Officer and director of the Company.

The amount due to Mr. Yau Wai Hung represents temporary advances from the director for the Company’s working capital. The balance is unsecured, interest free, and has no fixed terms of repayment. During the reporting period, Mr. Yau was the Chief Executive Officer and director of the Company.

NOTE 11 – ADVANCES FROM SHAREHOLDERS

The advances from shareholders are unsecured, interest free and have no fixed repayment term.

NOTE 12 – AMOUNT DUE FROM/(TO) RELATED PARTIES

As of the balance sheet dates, the Company’s current accounts with the related companies are summarized as follows:

	September 30, 2011	December 31, 2010
		Consolidated	Attributable to continuing operations

Asia Choice International Limited	$-	$920,293	$-

Total amount due from a related party	$-	$920,293	$-

China Culture Limited	$(88,397)	$-	$-
Global Mania Empire Management Limited	(37,543)	-	-
Mr. Chan Ka Wai	-	(1,389,095)	-
Great East Packaging Holdings Limited (“GEPH”)	-	(1,693,528)	-

Total amount due to related parties	$(125,940)	$(3,082,623)	$-

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

NOTE 13 – WEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

The calculation of weighted average number of shares for the nine months ended September 30, 2011 and 2010 is illustrated as follows:

	2011
	Number of shares	Weighted average number of shares

At January 1, 2011	$9,202,000	$9,202,000
Share issuance completed on March 9, 2011 for debt conversion	15,474,000	11,676,352

At September 30, 2011	$24,676,000	$20,878,352

	2010
	Number of shares	Weighted average number of shares

At January 1, 2010 and September 30, 2010	40,200,000	40,200,000

NOTE 14 –CONVERTIBLE NOTE

On June 1, 2011, the company issued a convertible note (the “Note”) to a third party with a maturity date of May 31, 2016. The total amount of the loan was to be $ 256,400 which was equivalent to HK$ 2,000,000. On June 30, 2011, the first installment of $128,200 was received according the loan agreement. According the loan agreement, the lender can call back the unused loan balance held by the borrower after 12 months from the date of the agreement. The note holder must give the Company a written notice six months prior to calling back the unused loan balance.

The note carries no interest and is convertible into common stock on the following basis:-

(a) The holder only can convert the note at any time before May 31, 2016 when the closing price of the Company’s stock one day prior to submitting the Converting Notice (the “Closing price”) is trading above $ 0.25.

(b) If the closing price of the Company’s stock is trading between $ 0.25 and $ 1.50, the holder may convert the note at the lower of US$0.75 or a 30% discount from the closing price of the Company’s stock.

(c) If the closing price is trading above $ 1.50, the working day prior to submitting the Converting Notice will be set as the “Reference Day”.

(1) If the five days average closing price of the Company’s stock including the Reference Day and the closing price of the Company’s stock for the four subsequent days is trading below US$ 1.50, the conversion amount will be governed by  clause (b) stated above on the next working day.

(2) If the closing price of the Company’s stock on the forth day subsequent to the Reference Day is trading below US$ 1.50, the convention will resume to clause (b) stated above on next working day.

(d)  If the five days average closing price of the Company’s stock including the reference day and the fourth day subsequent to the reference day are trading above US$ 1.50, the holder may convert note at the higher of US$0.75 or 50% discount of the closing price on the Reference Day.

(e)  If the holder does not convert the note under the clause (b) or (f) stated above, the note may be convertible only when the closing price of the Company’s stock is trading below US$ 1.50 as per clause (b) stated above. The conversion price was not in the money when the note was issued.

NOTE 15 – RELATED PARTY TRANSACTION

In addition to the transactions detailed elsewhere in these financial statements, the Company and its subsidiaries entered into the following material transactions with the related parties for the nine months ended September 30, 2011:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
From continuing operations
China Culture Limited
Rental charges paid by Company for offices and shop premises	$182,360	$-

China Culture Limited is a related party as it is a company owned by Mr. Chan Wing Hing, a Company director appointed during the reporting period. In the opinion of management the above transactions were entered into in the normal source of business.

NOTE 16 – CONTINGENCIES AND COMMITMENTS

As of September 30, 2011, the subsidiaries of the Company, the expected annual lease payments under these operating leases are as follows:

For the year ending December 31,
2011	93,060
2012	77,883
Total	170,943

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

NOTE 18  – PROFORMA STATEMENTS OF INCOME

A proforma statement of income is presented to illustrate and compare the impact of continuing operations and discontinued operations including the bottles and bottled water manufacturing operations of GEBD BVI and the ecological products operations of Water Scientific to the balances that were previously reported in the Company’s form 10/Q filing for the nine months ended September 30, 2010.

	Continuing operations	Discontinued Operations - Water Scientific	Discontinued Operations- GEBD BVI	As previously reported in 2010 10/Q filing

Revenue	$-	$-	$35,805,229	$35,805,229
Cost of sales	-	-	28,834,086	28,834,086
Gross margin	-	-	6,971,143	6,971,143
Total operating expense	524,711	-	3,643,436	4,168,147
Total other income/(expense)	(232)	-	(791,861)	(792,093)
Net income/(loss) before provision for income taxes	(524,943)	-	1,485,960	2,010,903
Provision for income taxes	-	-	428,552	(428,552)
Net income/(loss) for the period	(524,943)	-	2,107,294	1,582,351
Net income attributable to non controlling interests	-	-	1,375,503	1,375,503
Net loss attributable to the Company	(524,943)	-	731,791	206,848
Other comprehensive loss attributable to shareholders	-	-	219,269	219,269
Net income from discontinued operations	-	-	-	-
Total comprehensive income/(loss)	$(524,943)	$-	$951,060	$426,117
Earnings per share, basic and diluted	(0.01)	-	0.02	0.01
Weighted average number of shares outstanding	40,200,000	40,200,000	40,200,000	40,200,000

In the opinion of the management, the comparative figures for the nine months ended September 30, 2010 were reclassified to the current presentation because the balances shown in previous filings represent the discontinued operations of GEBD BVI which are not relevant to the current operations. The results of Water Scientific were not consolidated for the nine months ended September 30, 2010 as the Company acquired Water Scientific in October 2010.

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

On June 1, 2011, a convertible note was issued to secure a loan raised from a third party which due on 31 May 2016. The total amount of the loan was US$ 256,400 which was equivalent to HK$ 2,000,000. On September 30, 2011, the first installment of US$ 128,200 which was equivalent to HK$ 1,000,000 was received according the loan agreement.

Results of Operations – Three Months Ended September 30, 2011 as Compared to Three Months Ended September 30, 2010.

The following table summarizes the results of our operations during the three-month period ended September 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2011 to the three-month period ended September 30, 2010.

	Three months ended
	September 30,		Increase
	2011	2010	(decrease)	% Change

Revenue	$1,352,378	$-	1,352,378	N/A
Cost of sales	976,552	-	976,552	N/A
Gross profit	375,826	-	375,826	N/A
General & administrative	501,523	156,483	345,040	220.50%
Loss from operations	(125,697)	(156,483)	(30,786)	19.67%
Other income (expense)	4,241	-	4,241	N/A
Provision for taxation	-	-	-	N/A
Discontinued operations	-	-	-	N/A
Net income (loss)	(121,456)	(156,483)	(35,027)	22.38%

Revenues

Sales revenue increased to $1,352,378 in the three months ended September 30 of 2011as compared to nil in the same period in 2010, representing a 100.00% increase. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Cost of sales and gross margin

Cost of sales increased to $976,552 in the three months ended September 30 2011 from $nil in the same period of 2010. The gross profits increased to 27.79% in the three months ended September 30 of 2011 compared to nil in the same period in 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

General and administrative

General and administrative expenses increased from $156,483 in the three months ended September 30 of 2010 to $501,523 for the same period in 2011, representing an increase of $345,040. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Net income

Net loss for the three months ended September 30 of 2011 was $121,456 as compared to $156,483 in the same period 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Results of Operations – Nine Months Ended September 30, 2011 as Compared to Nine Months Ended September 30, 2010.

The following table summarizes the results of our operations during the nine-month period ended September 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2011 to the nine-month period ended September 30, 2010.

	Nine months ended
	September 30,		Increase
	2011	2010	(decrease)	% Change

Revenue	$3,513,127	$-	3,513,127	N/A
Cost of sales	2,608,347	-	2,608,347	N/A
Gross profit	904,780	-	904,780	N/A
General & administrative	1,257,482	524,711	732,771	139.65%
Loss from operations	(352,702)	(524,711)	(172,009)	32.78%
Other income (expense)	(17,885)	(232)	(17,653)	7,609.05%
Provision for taxation	-	-	-	N/A
Discontinued operations	878,622	-	878,622	N/A
Net income (loss)	508,035	(524,943)	1,032,978	N/A

Revenues

Sales revenue increased to $3,513,127 in the nine months ended September 30 of 2011as compared to nil in the same period in 2010, representing a 100.00% increase. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Cost of sales and gross margin

Cost of sales increased to $2,608,347 in the nine months ended September 30 2011 from $nil in the same period of 2010. The gross profits increased to 25.75% in the nine months ended September 30 of 2011 compared to nil in the same period in 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

General and administrative

General and administrative expenses increased from 524,711 in the nine months ended September 30 of 2010 to $1,257,482 for the same period in 2011, representing an increase of $732,771. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Net income

Net income for the nine months ended September 30 of 2011 was $508,035 as compared to net loss $524,943 in the same period 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010 and the gain on disposal of discontinued operating activities.

Liquidity and Capital Resources

Cash

Our cash balance at September 30, 2011 was $244,274, representing an increase of $244,274 compared with our nil cash balance as at September 30, 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Cash flow

Operating Activities

Net cash used in operating activities during the nine months ended September 30 of 2011 amounted to $225,679 representing a decrease in outflow of $299,264 compared with net cash used in operating activities of $524,943 in the same period of 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30 of 2011 amounted to $468,456, representing an decrease in inflow of $56,487 compared with net cash provided by financing activities of $524,943 in the same period of 2010 This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Working capital

Our net current liabilities decreased by $5,812,097 to $242,384 at September 30, 2011 from $6,054,481 at September 30, 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

We currently generate our cash flow through providing artiste and project management services, publication of magazines and retail of video games and accessories. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of September 30, 2011, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the nine months ended September 30, 2011 were denominated in Hong Kong Dollars (“HKD”), the currency of Hong Kong, and were converted into US dollars at the exchange rate of 7.8 to 1. There can be no assurance that HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of HKD relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Interim Chief Financial Officer, or Interim CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and Interim CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our CEO and Interim CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2011.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended September 30, 2011.

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

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS
(Registrant)

Date: November __, 2011	By:	/s/ Yau Wai Hung
Yau Wai Hung
Chief Executive Officer, President, and Director

Date: November __, 2011	By:	Yau Wai Hung
Yau Wai Hung
Interim Chief Financial Officer