Form 10-K/A
period 2010-12-31
GREAT CHINA MANIA HOLDINGS, INC.
filed 2012-01-18
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K/A

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
 Yes ☐     No  ☒

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

Documents incorporated by reference: None

Explanatory Note

The financial statements and notes in the Form 10-K for the year ended December 31, 2010 (filed April 15, 2011) inadvertently contained erroneous financial information.  The sole purpose of this amendment is to file corrected financial data.  No other changes have been made to the Form 10-K.  This Form 10-K/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

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

Up until the completion of the Asset Purchase and Sale Agreement on December 30, 2010, the Company commenced and maintained its operations as discussed below and represented in the financial statements of this Form 10-K/A. In order to diversify the Company’s operations, several new subsidiaries have been formed and are now operating within the Company.From October 26, 2010 to March 31, 2011, Water Scientific functioned as a subsidiary of the Company. In February, three new subsidiaries of the Company were formed and have since maintained operations. These subsidiaries, GME Holdings Limited, Great China Games Limited and Great China Media Limited are further described herein under the “Description of our Business from January 1, 2011, to the Date of this Filing and Onward” heading of this Item 1.

Current Corporate Structure and Subsequent Events

Since December 30, 2010, the Company has restructured some of its business operations and corporate structure.  As of the date of this filing, our corporate structure is as follows:

Great East owns a wholly-owned subsidiary, Sharp Achieve Holdings Limited (BVI).  Sharp Achieve Holdings Limited (BVI) has a wholly-owned subsidiary, Super China Global Limited (BVI).  Super China Global Limited has three subsidiaries: 1) GME Holdings Limited which was incorporated February 18, 2011; 2) Great China Media Limited which was incorporated February 1, 2011; and 3) Great China Games Limited which was incorporated February 1, 2011 (collectively, the “Subsidiaries”).  The Subsidiaries and their business will be discussed in greater detail under the “Current Operations” heading of this Section, as this will be the Company’s primary business going forward.  However, for purposes of this Form 10-K/A the Company’s business operations of 2011 are presented in the “General Description of Business” and subsequent sections.

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

OUR PRODUCTION FACILITIES

In 2010, we owned and operated 8 manufacturing facilities in China: GEHZ, GENJ, GEXN, United Joy, Upjoy and Greatgrand.

GEHZ

GEHZ was located at No. 1 Road, Economic & Technological Development Zone, JiubaoJianggan District, Hangzhou, China.

The PET CSD bottles production line produced PET CSD bottles with capacities ranging from 0.5L to 2.5L. It consisted of one stretch blow molding machine and one basic robot labeling machine:

1.	The stretch blow molding machine consists of 10 molds with a production capacity of 12,000 bottles per hour.
2.	The robot labeling machine model has a production capacity of 18,000 bottles per hour.

GEHZ’s PET CSD bottles production line was operated as an offline production mode (“Offline Mode”) Under Offline Mode, PET CSD bottles are blow-molded at GEHZ’s own production line factory, packed and delivered to Coca–Cola’s manufacturing plant for their bottle-filling process.  Coca–Cola’s manufacturing plant is located adjacent to GEHZ’s production line factory to ensure timely delivery of the PET CSD bottles supply and also to minimize transportation costs.

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

Two of GENJ’s PET CSD bottles production lines were operated under Offline Mode. Coca-Cola’s manufacturing plant is located adjacent to GENJ’s production line factory.

Each production line consisted of one stretch-blow-molding machine and one labeling machine:

GEXN

GEXN was located at No. 36 Development Road, New Type Industrial Garden High–Tech Industrial Development Zone, Xian, China. GEXN operated two PET CSD bottles production lines.

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

PET CSD bottles

PET CSD bottles were produced through a stretch-blow-molding manufacturing process and operated under two operations modes, Inline Mode and Offline Mode.

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

Under Inline Mode, if we could not meet the customers’ bottle-filling process schedule, the labeled PET CSD bottles wouldnot be sent to the customer’s production line directly, but would be packaged and sent to our storage.

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

Great China Media Limited

Great China Media Limited was incorporated February 1, 2011, in Hong Kong.  Great China Media Limited leases an office in Hong Kong. and employs 70 employees.  Great China Media Limited publishes eight magazines.  Each magazine title is produced on either a weekly or bi-weekly basis.  Each magazine published focuses on a specialized subject matter, including computer technologies, video games, digital equipment, and automobiles.  The actual printing of these magazines is performed by a third party vendor.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The following properties are leased by the Company and the Subsidiaries:

Entity	Locations and addresses	Areas	Rent	Leasing period until	Owner
GME Holdings Limited	Suite 1902, 19/F., Tower II, Kodak House, Quarry Bay, Hong Kong	2,853 square feet	$6,584 per month	July 27, 2012	China Vision Limited
Great China Media Limited	Room A, 18/F., Phase 1, Kingsford Industrial Building, 26-32 Kwai Hei Street, Kwai Chung, N.T.,Hong Kong	4100 square feet	$21,795 per month	January 31, 2012	China Culture Limited
Great China Games Limited	Shop 16 and 20, G/F., Wonder Building, 161-175 Fuk Wa Street, Shamshuipo, Kowloon, Hong Kong Shop 159, 1/F., Oriental 188, 188 Wan Chai Road, Hong Kong	350 square feet 60 square feet	$2,000 per month $1,923 per month in rent	May 31, 2012 July 18, 2012	China Culture Limited Lee Foon Siu

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

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

None.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K/A.

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

Except as otherwise indicated by the context, references in this Form 10-K/A to “we”, “us”, “our”, “the Registrant”, “our Company” or “the Company” are to Great East Bottles & Drinks (China) Holdings, Inc., a Florida corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar”, “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

Except as otherwise indicated by the context, references in this Form 10-K/A to “we”, “us”, “our”, “the Registrant”, “our Company” or “the Company” are to Great East Bottles & Drinks (China) Holdings, Inc., a Florida corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar”, “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

	Twelve months ended December 31,
	2010	2009	Increase /(decrease)	% Increase /(decrease)
Revenue	$-	$-	$-	-%
Cost of sales	-	-	-	-%
Gross profit	-	-	-	-%
General & administrative	1,426,484	947,362	479,122	50.57%
Sales & marketing	-	-	-	-%
Income from operations	(1,426,484)	(947,362)	(479,122)	(50.57	) %
Other expense	(365)	-	(365)	N/A	%
Provision for taxation	-	-	-	-%
Minority interests	-	-	-	-%
Net income/(loss)	(1,426,849)	(947,362)	(479,487)	(50.61	) %

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

	Twelve Months ended December 31,
	2010	2009	Increase/ (decrease)	% Increase /(decrease)
Revenue	$44,155,538	$47,845,825	$(3,690,287)	(7.71	) %
Cost of sales	35,894,026	35,909,267	(15,241)	(0.04	) %
Gross profit	8,261,512	11,936,558	(3,675,046)	(30.79	) %
General & administrative	4,730,881	3,571,438	1,159,443	32.46%
Selling and distribution	1,030,958	1,031,579	(621)	(0.06	) %
Operating income	2,499,673	7,333,541	(4,833,868)	(65.91	) %
Other expense	(1,053,484)	(608,082)	(445,402)	73.25%
Total other expense	(1,198,067)	(745,682)	(452,385)	60.67%
Provision for taxation	382,125	1,159,279	(777,154)	(67.04	) %
Net income attributable to noncontrolling interests	1,048,472	3,635,486	(2,587,014)	(71.16	) %
Net income/(loss) from discontinued operations	(128,991)	1,793,095	(1,922,086)	N/A	%

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K/A.

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and review of the final financial statements included in our annual reports on Form 10-K/A.

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

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC

January 17, 2012	By:	/s/ YauWai Hung
	Name:	YauWai Hung
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

January 17, 2012	By:	/s/ YauWai Hung
		Name:	YauWai Hung
		Title:	Chief Executive Officer and Director

January 17, 2012	By:	/s/ YauWai Hung
		Name:	YauWai Hung
		Title:	Chief Executive Officer and Director (Acting Principal Accounting Officer)

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

The Company has restated its financial statements to correct an accounting error resulting from the sale of business assets.  The effects of this restatement is discussed in note 16 to the financial statements.

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

s/Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
April 14, 2011, except for note 16 as to which the date is January 12, 2012
Salt Lake City, Utah

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(Restated)

	2010	2009
Assets
Current assets
Cash and cash equivalents	$56,735	$1,630,739
Restricted cash	-	9,771,965
Accounts receivable	-	5,620,841
Inventories	-	4,348,410
Amount due from a related party	920,293	-
Prepaid expenses and other receivables	257	2,074,952
Total current assets	977,285	23,446,907

Property, plant & equipment, net	25,273	33,661,061
Land use rights, net	-	614,116
Total assets	$1,002,558	$57,722,084

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$17,088	$4,632,352
Notes payable – trading	-	1,725,727
Note payable – motor vehicle	7,126	-
Accrued expenses and other payables	59,605	943,610
Receipt in advance	48,917	527,287
Amount due to a director	39,529	-
Amount due to related parties	3,082,623	16,431,222
Taxes payable	9,379	537,520
Current maturities of long-term bank loans	-	7,967,013
Total current liabilities	3,264,267	32,764,731
Long-term bank loan	-	3,135,712
Long-term note payable – motor vehicle	8,748	-
Total liabilities	3,273,015	35,900,443

Shareholders’ equity
Common stock, Par value $0.01; 375,000,000 shares authorized; $0.01 par value; 9,202,000 and 40,200,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively	92,020	402,000
Additional paid in capital	5,406,259	3,335,106
PRC statutory reserves	-	919,146
Retained earnings/(accumulated deficit)	(7,767,490)	658,399
Accumulated other comprehensive (loss)/income	(1,246)	1,557,163
Total shareholders’ equity attributable to the Company	(2,270,457)	6,871,814

Noncontrolling interests	-	14,949,827
Total shareholders’ equity	(2,270,457)	21,821,641

Total liabilities and shareholders’ equity	$1,002,558	$57,722,084

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2010 and 2009
(Restated)

	2010	2009
Continuing operations
Revenue	$-	$-
General and administrative	1,426,484	947,362

Operating loss	(1,426,484)	(947,362)

Other income/(expense)
Other income	(17)	-
Other expenses	(348)	-
Total other expense	(365)	-

Loss before provision for income taxes	(1,426,849)	(947,362)
Provision for income taxes	-	-

Net loss from continuing operations	(1,426,849)	(947,362)

Discontinued operations
Net results for the year attributable to the Company	338,717	1,893,095
Loss on disposal of discontinued operations	(5,223,073)	-
Net (loss)/profit from discontinued operations	(4,884,356)	1,893,095

Net (loss)/income for the year	(6,311,205)	945,733

Other comprehensive (loss)/income attributable to shareholders
(Loss)/gain on foreign exchange translation	(1,246)	-

Total comprehensive (loss)/income	(6,312,451)	945,733

Earnings per share for continuing operations, basic and diluted	(0.04)	(0.02)

Weighted average number of shares outstanding	40,204,115	40,083,836

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
AND COMPREHENSIVE INCOME
Years ended December 31, 2010 and 2009
(Restated)
	Common stock		Additional paid in capital	Capital reserves	(Accumulated deficit)/ retained earnings	Accumulated other comprehensive income	Shareholders’ equity attributable to Great East Bottles and Drinks (China) Holdings, Inc. and subsidiaries	Non- controlling interest	Total equity
	Number of shares	Amount

Balance at January 1, 2009	40,000,000	$400,000	$3,237,106	$830,672	$(198,860)	$1,613,808	$5,882,726	$11,315,357	$17,198,083

Net income for the year					945,733	-	945,733	3,635,486	4,581,219
- Continuing operations	-	-	-	-	(947,362)	-	(947,362)	-	(947,362)
- Discontinued operations	-	-	-	-	1,893,095	-	1,893,095	3,635,486	5,528,581

Share-based payment	200,000	2,000	98,000	-	-	-	100,000	-	100,000

Transfer from retained earnings to PRC statutory reserves	-	-	-	88,474	(88,474)	-	-	-	-

Foreign currency translation adjustments	-	-	-	-	-	(56,645)	(56,645)	(1,016)	(57,661)

Balance at December 31, 2009	40,200,000	$402,000	$3,335,106	$919,146	$658,399	$1,557,163	$6,871,814	$14,949,827	$21,821,641

Net income for the year - continuing operations	-	-	-	-	(1,426,849)	-	(1,426,849)	-	(1,426,849)

Foreign currency translation adjustments	-	-	-	-	-	(1,246)	(1,246)	-	(1,246)

Comprehensive loss from discontinued operations
Net results for the year	-	-	-	-	(128,991)	467,708	338,717	1,994,006	2,282,723
Loss on disposal	-	-	-	-	(5,223,073)	-	(5,223,073)	-	(5,223,073)
	-	-	-	-	(5,352,064)	467,708	(4,884,356)	1,994,006	(2,940,350)

Acquisition of Water Scientific	500,000	5,000	-	-	-	-	5,000	-	5,000

Disposal of GEBD BVI	(31,498,000)	(314,980)	2,071,153	(919,146)	(1,646,976)	(1,557,163)	(7,590,185)	(16,893,833)	(19,728,653)

Balance at December 31, 2010	9,202,000	92,020	5,406,259	-	(7,767,490)	(1,246)	(2,270,457)	-	(2,270,457)

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

By disposal of GEBD BVI, the Company sold its entire bottles and bottled water manufacturing operations. A summary of the balance sheet and income statement of GEBD BVI, immediately before the Disposal, is presented as follows:

(i)	Summary of balance sheet

	December 30, 2010 (Date of disposal)	December 31, 2009
Assets
Cash and cash equivalents	$4,762,463	$1,630,739
Restricted cash	10,981,698	9,771,965
Accounts receivable	5,782,190	5,620,841
Inventories, net	4,291,060	4,348,410
Note receivables	1,002,584	204,349
Prepaid expenses and other receivables	6,207,229	1,845,813
Amount due from directors	634,663	24,790
Amount due from related parties	1,421,349	847,362
Property, plant & equipment, net	38,623,434	33,661,061
Land use rights, net	619,218	614,116
Total assets	$74,325,888	$58,569,446

Liabilities
Accounts payable	$3,169,833	$4,632,352
Notes payable	1,519,329	1,725,727
Accrued expenses and other payables	3,504,749	943,610
Receipt in advance	-	527,287
Tax payable	422,110	537,520
Amount due to directors	2,642,730	-
Amount due to a related party	25,701,141	16,431,222
Bank loans	12,414,270	11,102,725
Total liabilities	$49,374,162	$35,900,443

Net assets	$24,951,726	$22,669,003
Less: Shared by noncontrolling interest	(16,893,833)	(14,949,827)
Net assets attributable to the Company immediately before the disposal	8,057,893	7,719,176

Represented by:
Value of shares surrendered	2,834,820	N/A
Loss on disposal of GEBD BVI	5,223,073	N/A
	8,057,893	N/A

The value of shares surrendered is referred to the closing stock price of $0.09 per share at the date of the disposal.

(ii)  Summary of income statement

	From January 1, 2010 to December 30, 2010 (Date of disposal).	Year ended December 31, 2009.
Revenue	$44,155,538	$47,845,825
Gross margin	8,261,512	11,936,558
Income before provision for income taxes	1,301,606	6,587,860
Net (loss)/income after non-controlling interest	(128,991)	1,893,095

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

NOTE 7 – AMOUNT DUE FROM/(TO) RELATED PARTIES

As of the balance sheet dates, the Company’s current accounts with the related companies are summarized as follows:

	2010	200
		Consolidated	Attributable to continuing operations

Asia Choice International Limited	$920,293	$-

Total amount due from a related party	920,293	-

GEBD BVI	$(1,389,095)	$-	$(847,362)

Great East Packaging Holdings Limited (“GEPH”)	(1,693,528)	16,431,222	$-

Total amount due to related parties	$(3,082,623)	$16,431,222	$(847,362)

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

	December 31, 2010	December 31, 2009
	Continuing operations	Continuing operations	Discontinued operations	Elimination adjustments	As previously reported in 2009 10/K filing
Assets
Cash and cash equivalents	$56,735	$-	$1,630,739	$-	$1,630,739
Restricted cash	-	-	9,771,965	-	9,771,965
Accounts receivable	-	-	5,620,841	-	5,620,841
Inventories, net	-	-	4,348,410	-	4,348,410
Prepaid expenses and other Receivables	257	-	2,074,952	-	2,074,952
Amount due from related parties	920,293	-	847,362	(847,362)	-
Property, plant & equipment, net	25,273	-	33,661,061	-	33,661,061
Land use rights, net	-	-	614,116	-	614,116
Investment in subsidiaries	-	5,408,690	-	(5,408,690)	-

Total assets	$1,002,558	$5,408,690	$58,569,446	$(6,256,052)	$57,722,084

Liabilities
Accounts payable	$17,088	$-	$4,632,352	$-	$4,632,352
Notes payable	15,874	-	1,725,727	-	1,725,727
Accrued expenses and other payables	59,605	-	943,610	-	943,610
Received in advance	48,917	-	527,287		527,287
Tax payable	9,379	-	537,520	-	537,520
Amount due to a director	39,529	-	-	-	-
Amount due to related parties	3,082,623	847,362	16,431,222	(847,362)	16,431,222
Bank loans	-	-	11,102,725	-	11,102,725
		-	-	-
Total liabilities	$3,273,015	$847,362	$35,900,443	$(847,362)	$35,900,443

Stockholder’s equity
Common stock	$92,020	$402,000	$1	$(1)	$402,000
Reserves	(2,362,477)	4,159,328	7,719,175	(5,408,689)	6,469,814
Noncontrolling interest	-	-	14,949,827	-	14,949,827

Total stockholder’s equity	$(2,270,457)	$4,561,328	$22,669,003	$(5,408,690)	$21,821,641

The pro-forma elimination adjustments mainly represent:

-	Elimination of investment costs against pre-acquisition reserves of GEBD BVI; and
-	Elimination of inter-company balances.

NOTE 15 – PROFORMA STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

		2010			2009
	Continuing operations	Discontinued operations	Total	Continuing operations	Discontinued operations	As previously reported in 2009 10/K filing

Revenue	$-	44,155,538	44,155,538	$-	47,845,825	47,845,825
Cost of sales	-	35,894,026	35,894,026	-	35,909,267	35,909,267
Gross margin	-	8,261,512	8,261,512	-	11,936,558	11,936,558

Expenses
Selling and distribution	-	1,030,958	1,030,958	-	1,031,579	1,031,579
General and administrative	1,426,484	4,730,881	6,157,365	947,362	3,471,437	4,418,799
Total operating expense	1,426,484	5,761,839	7,188,323	947,362	4,503,016	5,450,378

Operating (loss)/income	(1,426,484)	2,499,673	1,073,189	(947,362)	7,433,542	6,486,180

Other income/(expense)
Other income	(17)	500,283	500,266	-	450,924	450,924
Interest income	-	115,763	115,763	-	167,043	167,043
Interest expense	-	(760,629)	(760,629)	-	(755,567)	(755,567)
Other expenses	(348)	(1,053,484)	(1,053,832)	-	(608,082)	(608,082)
Total other expense	(365)	(1,198,067)	(1,198,432)	-	(745,682)	(745,682)

(Loss)/income before provision for income taxes	(1,426,849)	1,301,606	(125,243)	(947,362)	6,687,860	5,740,498
Provision for income taxes	-	382,125	382,125	-	1,159,279	1,159,279

Net (loss)/income	$(1,426,849)	919,481	(507,368)	$(947,362)	5,528,581	4,581,219

Net income attributable to noncontrolling interests	-	1,048,472	1,048,472	-	3,635,486	3,635,486

Net (loss)/income after noncontrolling interests	(1,426,849)	(128,991)	(1,555,840)	(947,362)	1,893,095	945,733

Other comprehensive (loss)/income attributable to shareholders
(Loss)/gain on foreign exchange translation	(1,246)	467,708	466,462	-	(56,645)	(56,645)

Total comprehensive (loss)/income	(1,428,095)	338,717	(1,089,378)	(947,362)	1,836,450	889,088

Earnings per share, basic and diluted	$(0.04)	(0.00)	(0.04)	$(0.02)	0.04	0.02

Weighted average number of shares outstanding	40,204,115	40,204,115	40,204,115	40,083,836	40,083,836	40,083,836

NOTE 16 – RESTATEMENT

The Company has restated certain amounts of the consolidated financial statements to reflect the loss on disposal of GEBD BVI. Additional paid-in capital and accumulated deficit as of 31 December 2010 increased by $5,223,073, respectively, The net results from discontinued operations for the year ended December 31, 2010 decreased by $5,223,073. Also, the net income and comprehensive income for the year ended  31 December 2010 increased by $5,223,073, respectively, There is no change in net assets as of December 31, 2010.

The effects of the restatement adjustment on the balance sheet of the Company at December 31, 2010 are as follows:

	Originally Reported	Restatement Adjustment	Corrected Amounts
Paid in capital	$ 183,186	$ 5,223,073	$ 5,406,259
Accumulated deficit	$ (2,544,414)	$(5,223,073)	$(7,767,490)

The effects of the restatement adjustment on the statement of operations is as follows:

	Originally reported	Restatement Adjustment	Corrected Amounts
Net loss from continuing operation attributable to the Company	$ (1,426,849)	$ -0-	$(1,426,849)
Net loss from discontinued operations attributable to the Company	$ (128,991)	$ (5,223,073)	$ (5,352,064)