Form 10-Q/A
period 2011-03-31
GREAT CHINA MANIA HOLDINGS, INC.
filed 2012-01-18
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.  Yes ☐   No ☐

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of Common Stock, $0.01 par value, outstanding on May 16, 2011 was 24,676,000.

GREAT CHINA MANIA HOLDINGS, INC. (FORMERLY KNOWN AS GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.) AND SUBSIDIARIES

TABLE OF CONTENTS

Part I – Financial Information
Item 1	Financial Statements
Unaudited Condensed Balance Sheets, March 31, 2011 and December 31, 2010
Unaudited Condensed Statements of Operations and Comprehensive Income for thethree months ended March 31, 2011 and 2010
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010
Notes to the Unaudited Condensed Consolidated Financial Statements
Item 2	Management’s Discussion and Analysis or Plan of Operation
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4	Controls and Procedures

Part II – Other Information
Item 1	Legal Proceedings
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	[Removed and Reserved]
Item 5	Other Information
Item 6	Exhibits

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT CHINA MANIA HOLDINGS, INC. (FORMERLY KNOWN AS GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited) (Restated)	December 31, 2010 (Audited) (Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,264	56,735
Accounts receivable	306,677	-
Inventories	113,726	-
Amount due from a related party	-	920,293
Prepaid expenses and other receivables	10,052	257
Total current assets	502,719	977,285

PROPERTY, PLANT & EQUIPMENT, NET	-	25,273

TOTAL ASSETS	$502,719	1,002,558

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$208,432	$17,088
Notes payable	-	7,126
Accrued expenses and other payables	93,417	59,605
Receipt in advance	3,551	48,917
Amount due to a director	-	39,529
Advance from shareholders	138,055	-
Amount due to related parties	72,329	3,082,623
Taxes payable	-	9,379
Total current liabilities	515,784	$3,264,267

LONG-TERM NOTES PAYABLE	-	8,748

TOTAL LIABILITIES	515,784	3,273,015

SHAREHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; 24,676,000 and 9,202,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	246,760	92,020
Additional paid in capital	6,633,689	5,406,259
Accumulated deficits	(6,893,514)	(7,767,490)
Accumulated other comprehensive loss	-	(1,246)

TOTALSHAREHOLDERS’ EQUITY	(13,065)	(2,270,457)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$502,719	$1,002,558

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. (FORMERLY KNOWN AS GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2011	2010 (Restated)
CONTINUING OPERATIONS
REVENUES	$878,853	$-

COST OF SALES	621,550	-

GROSS PROFIT	257,303	-

EXPENSES
General and administrative (inclusive of depreciation)	263,485	233,645
TOTAL OPERATING EXPENSES	263,485	233,645

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(6,182)	(233,645)

OTHER INCOME/(EXPENSE)
Other income	4,947	-
Other expenses	(3,411)	(232)
TOTAL OTHER INCOME/(EXPENSE)	1,536	(232)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(4,646)	(233,877)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(4,646)	$(233,877)

DISCONTINUED OPERATIONS
NET LOSS	(80,233)	(308,736)
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	958,855	-

NET INCOME FROM DISCONTINUED OPERATIONS	$878,622	$(308,736)

NET INCOME/(LOSS) FOR THE PERIOD	$873,976	$(542,613)

OTHER COMPREHENSIVE INCOME	-	-

TOTAL COMPREHENSIVE INCOME/(LOSS) INCOME FOR THE PERIOD	$873,976	$(542,613)

LOSS PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$-	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	13,156,467	40,200,000

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. (FORMERLY KNOWN AS GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2011	2010 (Restated)
Cash flows from operating activities
Net loss from continuing operations	$(4,646)	$(233,877)
Changes in operating assets and liabilities:
Increase in accounts receivable	(306,677)	-
Increase in inventories	(113,726)	-
Increase in prepaid expenses and other receivables	(10,052)	-
Increase in accounts payable	208,432	-
Decrease in receipt in advance	3,551	-
Increase in accrued expenses and other payables	90,641	-
Net cash used in continuing operating activities	(132,477)	(233,877)
Net cash (used in)/provided by discontinued operating activities	(144,522)	14,711,915
Net cash used in operating activities	(276,999)	14,478,038

Cash flows from investing activities
Net cash provided by continuing investing activities	-	-
Net cash used in discontinued investing activities	-	(217,273)
Net cash used in investing activities	-	(217,273)

Cash flows from financing activities
Increase in amount due to a related party	66,686	233,877
Advance from shareholders	138,055	-
Net cash provided by continuing financing activities	204,741	233,877
Net cash provided by/(used in) discontinued financing activities	116,483	(15,822,792)
Net cash provided by financing activities	321,224	(15,588,915)

Net increase in cash and cash equivalents
Continuing operations	72,264	-
Discontinued operations	(28,039)	(1,328,150)
	44,225	(1,328,150)
Effect of foreign exchange rate changes
Continuing operations	-	-
Discontinued operations	2,769	(95,346)
	2,769	(95,346)
Cash and cash equivalents at beginning of period
Continuing operations	-	-
Discontinued operations	56,735	1,630,739
	56,735	1,630,739
Cash and cash equivalents at end of period
Continuing operations	72,264	-
Discontinued operations	31,465	207,243
	$103,729	$207,243
Supplemental disclosure of cash flows information:
Cash paid for interest
Discontinued operations	$454	$192,660

Non cash financing activities:
Conversion of debt to shares	$1,382,170	$-

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

NOTE 11 – ADVANCES FROM SHAREHOLDERS

The advances from shareholders are unsecured, interest free and have no fixed repayment term.

NOTE 12 – AMOUNT DUE FROM/(TO) RELATED PARTIES

As of the balance sheet dates, the Company’s current accounts with the related companies are summarized as follows:

	March 31,2011	December 31, 2010
		Consolidated	Attributable to continuing operations

Asia Choice International Limited	$-	$920,293	$-

Total amount due from a related party	-	920,293	-

China Culture Limited	$(63,561)	$-	$-
Mr. Chan Ka Wai	(6,925)	(1,389,095)	-
Global Mania Empire Management Limited	(1,843)	-	-
Great East Packaging Holdings Limited (“GEPH”)	-	(1,693,528)	-

Total amount due to related parties	$(72,329)	$(3,082,623)	$-

The amount due to China Culture Limited represents temporary advances from the related company for the Company’s working capital.  The balances are unsecured, interest free, and have no fixed terms of repayments. China Culture Limited is a related party as it is a Company owned by Mr. Chan Wing Hing, one of the Company’s directors appointed during the reporting period.

The amount due to Mr. Chan Ka Wai represents the balance of certain past due promissory note not converted into common stocks.  The balances are unsecured, interest free, and have no fixed terms of repayments. Mr. Chan Ka Wai is one of the Company’s directors appointed during the reporting period.

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

NOTE 17 – SEGMENT REPORTING

The Company’s reportable segments of business include artiste and project management services, publication of magazines and retail of video games and accessories.  Each of these segments is conducted in a separate corporation and each functions independently of the others. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

	Three months ended March 31
	2011	2010
Revenues from:
Continuing operations
Artiste and project management services,	$105,768	$-
Publication of magazines	479,075	-
Retail of video games and accessories	294,010	-
Corporate	-	-
	$878,853	$-
Discontinued operations – Water Scientific	-	-
	$878,853	$-

Segment profit/( loss) from:
Artiste and project management services,	11,452	-
Publication of magazines	$20,368	$-
Retail of video games and accessories	(4,415)	-
Corporate	(32,051)	(233,877)
	$(4,646)	$(233,877)
Discontinued operations – Water Scientific	878,622	-
	$873,976	$(233,877)

Segment profit of discontinued operations – Water Scientific represents the total of the net loss of Water Scientific up to 31 March 2011 $80,233 and the gain on disposal of Water Scientific $958,855.

Segment assets:	March 31, 2011	December 31, 2010

Artiste and project management services,	$105,896	$-
Publication of magazines	256,338	-
Retail of video games and accessories	140,357	-
Corporate	128	-
	$502,719	$-
Discontinued operations – Water Scientific	-	1,002,558
	$502,719	$1,002,558

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

NOTE 20 – RESTATEMENT

The Company has restated certain amounts of the condensed consolidated financial statements to reflect the impact on disposal of discontinued operations in last year. Accumulated deficits and additional paid-in capital as of March 31, 2011 and December 31, 2010, respectively, has been increased by $5,223,073, respectively. There is no change in net assets as of March 31, 2011.

The Company has also restated the condensed consolidated statement of income and condensed statement of cashflows for the period ended March 31, 2010 to reflect the results and cashflows attributable to the discontinued GEBD BVI operations.

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

	Three months ended March 31,		Increase (decrease)
	2011	2010		% Change
Revenue	$878,853	$-	878,853	N/A
Cost of sales	621,550	-	621,550	N/A
Gross profit	257,303	-	257,303	N/A
General & administrative	263,485	233,645	29,840	12.77%
Loss from operations	(6,182)	(233,645)	227,463	N/A
Other income (expense)	1,536	(232)	1,768	N/A
Provision for taxation	-	-	-	N/A
Discontinued operations	878,622	-	878,622	N/A
Net income (loss)	873,976	(233,877)	1,107,853	N/A

Revenues

Sales revenue increased to $878,853 in the three months ended March 31 of 2011as compared to nil in the same period in 2010, representing a 100.00% increase. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Cost of sales and gross margin

Cost of sales increased to $621,550 in the three months ended March 31 2011 from $nil in the same period of 2010. The gross profits increased to 29.28% in the three months ended March of 2011 compared to nil in the same period in 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

General and administrative

General and administrative expenses increased from $233,645 in the three months ended March 31 of 2010 to $263,485 for the same period in 2011, representing a decrease of $29,840 or 12.77%.This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Net income

Net income for the three months ended March 31 of 2011 was $873,976 as compared to net loss was $233,877 in the same period 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010 and the gain on disposal of discontinued operating activities.

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

Financing Activities

Net cash provided by financing activities during the three months ended March 31 of 2011 amounted to $321,224, representing an increase in inflow of $87,347 compared with net cash provided by financing activities of $233,877 in the same period of 2010 This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

Working capital

Our net current liabilities decreased by $8,863,750 to $13,065 at March 31, 2011 from $8,876,815 at March 31, 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.

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

Date: January 17, 2012

By:           /S/ Yau Wai Hung
Yau Wai Hung
Interim Chief Financial Officer

Date: January 17, 2012