Form 10-Q/A
period 2011-06-30
GREAT CHINA MANIA HOLDINGS, INC.
filed 2012-01-18
CIK 1382112

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited) (Restated)	December 31, 2010 (Audited) (Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$321,916	56,735
Accounts receivable	339,971	-
Inventories	124,440	-
Amount due from a related party	-	920,293
Prepaid expenses and other receivables	62,301	257
Total current assets	848,628	977,285

PROPERTY, PLANT & EQUIPMENT, NET	-	25,273

TOTAL ASSETS	$848,628	$1,002,558

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$495,664	$17,088
Notes payable	-	7,126
Accrued expenses and other payables	102,555	59,605
Unearned revenue	67,228	48,917
Amount due to a director	-	39,529
Advance from shareholders	177,666	-
Amount due to related parties	126,447	3,082,623
Taxes payable	-	9,379
Total current liabilities	969,560	$3,264,267

LONG-TERM LIABILITIES
Convertible note	128,200	-
Notes payable	-	8,748
	128,200	8,748

TOTAL LIABILITIES	1,097,760	3,273,015

SHAREHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; 24,676,000 and 9,202,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	246,760	92,020
Additional paid in capital	640,614	406,259
Accumulated deficits	7,137,999	7,767,490
Accumulated other comprehensive loss	1,493	(1,246)

TOTALSHAREHOLDERS’ EQUITY	(249,132)	(2,270,457)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$848,628	$1,002,558

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30, 2011	Three months ended June 30, 2010 (Restated)	Six months ended June 30,2011	Six months ended June 30, 2010 (Restated)
CONTINUING OPERATIONS
REVENUES	$1,281,896	$-	$2,160,749	$-

COST OF SALES	1,010,245	-	1,631,795	-

GROSS PROFIT	271,651	-	528,954	-

EXPENSES
General and administrative	492,474	113,840	755,959	367,485
TOTAL OPERATING EXPENSES	492,474	113,840	755,959	367,485

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(220,823)	(113,840)	(227,005)	(367,485)

OTHER INCOME/(EXPENSE)
Other income	(2,346)	-	2,601	-
Other expenses	(21,316)	-	(24,727)	(232)
TOTAL OTHER INCOME/(EXPENSE)	(23,662)	-	(22,126)	(232)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(244,485)	(113,840)	(249,131)	(367,717)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(244,485)	$(113,840)	$(249,131)	$(367,717)

DISCONTINUED OPERATIONS
NET INCOME/(LOSS)	-	626,602	(80,233)	337,866
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	-	-	958,855	-

NET INCOME FROM DISCONTINUED OPERATIONS	-	626,602	878,622	337,866

NET INCOME/(LOSS) FOR THE PERIOD	$(244,485)	$512,762	$629,491	$(29,851)

OTHER COMPREHENSIVE INCOME	-	-	-	-

TOTAL COMPREHENSIVE INCOME / (LOSS) INCOME FOR THE PERIOD	$(244,485)	$512,762	$629,491	$(29,851)

LOSS PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$(0.01)	$(0.00)	$(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	24,676,000	40,200,000	18,948,055	40,200,000

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2011	2010 (Restated)
Cash flows from operating activities
Net loss from continuing operations	$(249,131)	$(367,717)
Changes in operating assets and liabilities:
Increase in accounts receivable	(339,971)	-
Increase in inventories	(124,440)	-
Increase in prepaid expenses and other receivables	(62,301)	-
Increase in accounts payable	495,664	-
Decrease in Unearned revenue	67,228	-
Increase in accrued expenses and other payables	99,779	-
Net cash used in continuing operating activities	(113,172)	(367,717)
Net cash used in discontinued operating activities	(144,522)	13,115,831
Net cash used in operating activities	(257,694)	12,748,114

Cash flows from investing activities
Net cash provided by continuing investing activities	-	-
Net cash used in discontinued investing activities	-	(283,985)
Net cash used in investing activities	-	(283,985)

Cash flows from financing activities
Increase in amount due to a related party	127,729	367,717
Issuance of convertible note	128,200	-
Advance from shareholders	177,666	-
Net cash provided by continuing financing activities	433,595	367,717
Net cash provided by discontinued financing activities	116,483	(14,109,194)
Net cash provided by financing activities	550,078	(13,741,477)

Net increase in cash and cash equivalents
Continuing operations	320,423	-
Discontinued operations	(28,039)	(1,277,348)
	292,384	(1,277,348)
Effect of foreign exchange rate changes
Continuing operations	1,493	-
Discontinued operations	2,769	159,017
	4,262	159,017
Cash and cash equivalents at beginning of period
Continuing operations	-	-
Discontinued operations	56,735	1,630,739
	56,735	1,630,739
Cash and cash equivalents at end of period
Continuing operations	321,916	-
Discontinued operations	31,465	512,408
	$353,381	$512,408

Non cash financing activities:
Conversion of debt to shares	$1,382,170	$-

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

In the opinion of the management, the comparative figures for the six months ended 30 June 2010 were reclassified to current presentation because the balances shown in previous filings represent the discontinued operations of GEBD BVI which were not relevant to the current operations.

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

NOTE 14 –CONVERTIBLE NOTE

On June 1, 2011, the company issued a convertible note (the “Note”)with a maturity date of May 31, 2016. The total amount of the loan was $ 256,400 On June 30, 2011, the first installment of $128,200 was received according the loan agreement. According to the loan agreement, the lender can call back the unused loan balance held by the borrower after 12 months from the date of the agreement with 0 6 month written notice in increment of $ 18,000 US dollarsThe note carries no interest and is convertible into common stock on the following basis:-

(a) The holder can conver the note at any time before May 31, 2010 when the closing price of the Company’s common stock one day prior to submitting the Converting Notice (the “Closing price”) is trading above $ 0.25.

(b) If the closing price of the Company’s common stock is trading between $ 0.25 and $ 1.50, the holder may convert the note at the lower of US$0.75 or a 30% discount from the closing price of the Company’s common stock

(c) If the closing price of the Company’s common stock is trading above $ 1.50then the working day prior to submitting the Converting Notice will be set as the “Reference Day”.

(d) If the 5 days average closing price of the Company’s common stock including the Reference Day and 4 subsequent days is trading below US$ 1.50,the  the conversion price will be governed by clause (b) stated above on the next working day.

(e) If the closing price of the Company’s common stock on the  fourth day subsequent to the Reference Day is trading below US$ 1.50, then the conversion price will be governed by clause (b) stated above on the next working day.

(f)  If the 5 days average closing price of the Company’s common stock and the fourth day subsequent to the reference day are trading above US$ 1.50, then the holder may convert the note at the higher of US$0.75 or a 50% discount from the  closing price on the reference day.

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

NOTE 16 – CONTINGENCIES AND COMMITMENTS

As of June 30, 2011, the subsidiaries of the Company, the expected annual lease payments under these operating leases are as follows:

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

NOTE 18  – PROFORMA STATEMENTS OF INCOME

Proforma statement of income is presented to illustrate and compare the impact of continuing operations and discontinued operations including entire bottles and bottled water manufacturing operations run by GEBD BVI and trading of ecological products operation run by Water Scientific to the balances that previously reported in 2010 10/Q filing for six months ended June 30, 2010.

	Continuing operations	Discontinued Operations - Water Scientific	Discontinued Operations- GEBD BVI	As previously reported in 2010 10/Q filing

Revenue	$-	$-	$19,754,204	$19,754,204
Cost of sales	-	-	15,941,690	15,941,690
Gross margin	-	-	3,812,514	3,812,514
Total operating expense	367,485	-	2,572,836	2,940,321
Total other income/(expense)	(232)	-	(266,932)	(267,164)
Net income/(loss) before provision for income taxes	(367,717)	-	972,746	605,029
Provision for income taxes	-	-	(182,687)	(182,687)
Net income/(loss) for the period	(367,717)	-	790,059	422,342
Net income attributable to non controlling interests	-	-	539,217	539,217
Net loss attributable to the Company	(367,717)	-	250,842	(116,875)
Other comprehensive loss attributable to shareholders	-	-	87,024	87,024
Net income from discontinued operations	-	-	-	-
Total comprehensive income/(loss)	$(367,717)	$-	$337,866	$(29,851)
Earnings per share, basic and diluted	(0.01)	-	0.01	(0.00)
Weighted average number of shares outstanding	40,200,000	40,200,000	40,200,000	40,200,000

In the opinion of the management, the comparative figures for the six months ended June 30, 2010 were reclassified to current presentation because the balances shown in previous filings represent the discontinued operations of GEBD BVI which were not relevant to the current operations. The results of Water Scientific were not consolidated for the six months ended June 30, 2010 as the Company acquired Water Scientific in October 2010.

NOTE 19 – RESTATEMENT

The Company has restated certain amounts of the condensed consolidated financial statements to reflect the impact on disposal of discontinued operations in last year. Accumulated deficits and additional paid-in capital as of June 30, 2011 and December 31, 2010, respectively, has been increased by $5,223,073, respectively. There is no change in net assets as of June 30, 2011.

The Company has also restated the condensed consolidated statement of income and condensed statement of cashflows for the period ended June 30, 2010 to reflect the results and cashflows attributable to the discontinued GEBD BVI operations.

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

	Three months ended June 30,
	2011	2010	Increase (decrease)	% Change
Revenue	$1,281,896	$-	1,281,896	N/A
Cost of sales	1,010,245	-	1,010,245	N/A
Gross profit	271,651	-	271,651	N/A
General & administrative	492,474	113,840	378,907	332.84%
Loss from operations	(220,823)	(113,840)	(106,983)	93.98%
Other income (expense)	(23,662)	-	(23,662)	N/A
Provision for taxation	-	-	-	N/A
Discontinued operations	-	626,602	(626,602)	(100%)
Net income (loss)	(244,485)	512,762	(757,247)	N/A

Revenues

Sales revenue increased to $1,281,896 in the three months ended June 30 of 2011as compared to nil in the same period in 2010, representing a 100.00% increase. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010.
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

	Six months ended June 30,
	2011	2010	Increase (decrease)	% Change
Revenue	$2,160,749	$-	2,160,749	N/A
Cost of sales	1,631,795	-	1,631,795	N/A
Gross profit	528,954	-	528,954	N/A
General & administrative	755,959	367,485	522,314	233.55%
Loss from operations	(227,005)	(367,485)	(6,640)	2.84%
Other income (expense)	(22,126)	(232)	(21,894)	9,437%
Provision for taxation	-	-	-	N/A
Discontinued operations	878,622	337,866	540,756	160.05%
Net income (loss)	629,491	(29,851)	659,342	N/A

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

Cash flows from continuing operations

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