Form 10-Q/A
period 2011-09-30
GREAT CHINA MANIA HOLDINGS, INC.
filed 2012-01-18
CIK 1382112

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

Unaudited Condensed Balance Sheets, September 30, 2011 and December 31, 2010

Unaudited Condensed Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2011 and 2010

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010

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

Singatures

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited) (Restated)	December 31, 2010 (Audited) (Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$244,274	$56,735
Accounts receivable	363,064	-
Inventories	97,535	-
Amount due from a related party	-	920,293
Prepaid expenses	129,107	257
Total current assets	833,980	977,285

PROPERTY, PLANT & EQUIPMENT, NET	-	25,273

TOTAL ASSETS	$833,980	$1,002,558

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$550,731	$17,088
Notes payable	-	7,126
Accrued expenses and other payables	121,834	59,605
Unearned revenue	64,825	48,917
Amount due to a director	-	39,529
Advance from shareholders	213,034	-
Amount due to related parties	125,940	3,082,623
Taxes payable	-	9,379

LONG-TERM LIABILITIES
Convertible note	128,200	-
Notes payable	-	8,748
	128,200	8,748

TOTAL LIABILITIES	1,204,564	3,273,015

SHAREHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; 24,676,000 and 9,202,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	246,760	92,020
Additional paid in capital	6,640,614	5,406,259
Accumulated deficits	(7,259,455)	(7,767,490)
Accumulated other comprehensive income/(loss)	1,497	(1,246)

TOTALSHAREHOLDERS’ EQUITY	(370,584)	(2,270,457)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$833,980	$1,002,558

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,2011	Three months ended September 30, 2010 (Restated)	Nine months ended September 30,2011	Nine months ended September 30, 2010 (Restated)
CONTINUING OPERATIONS
REVENUES	$1,352,378	$-	$3,513,127	$-

COST OF SALES	976,552	-	2,608,347	-

GROSS PROFIT	375,826	-	904,780	-

EXPENSES
General and administrative	501,523	156,483	1,257,482	524,711
TOTAL OPERATING EXPENSES	501,523	156,483	1,257,482	524,711

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(125,697)	(156,483)	(352,702)	(524,711)

OTHER INCOME/(EXPENSE)
Other income	4,241	-	6,842	-
Other expenses	-	-	(24,727)	(232)
TOTAL OTHER INCOME/(EXPENSE)	4,241	-	(17,885)	(232)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(121,456)	(156,483)	(370,587)	(524,943)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(121,456)	$(156,483)	$(370,587)	$(524,943)

DISCONTINUED OPERATIONS
NET (LOSS)/INCOME	-	613,194	(80,233)	951,060
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	-	-	958,855	-

NET INCOME FROM DISCONTINUED OPERATIONS	-	613,194	878,622	951,060

NET INCOME/(LOSS) FOR THE PERIOD	$(121,456)	$456,711	$508,035	$426,117

OTHER COMPREHENSIVE INCOME	1,497	-	1,497	-

TOTAL COMPREHENSIVE INCOME / (LOSS) INCOME FOR THE PERIOD	$(119,959)	$456,711	$509,532	$426,117

LOSS PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.02)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	24,676,000	40,200,000	20,878,352	40,200,000

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2011	2010 (Restated)
Cash flows from operating activities
Net loss from continuing operations	$(370,587)	$(524,943)
Changes in operating assets and liabilities:
Increase in accounts receivable	(363,064)	-
Increase in inventories	(97,535)	-
Increase in prepaid expenses	(129,107)	-
Increase in accounts payable	550,731	-
Increase in unearned revenue	119,058	-
Increase in accrued expenses and other payables	64,825	-
Net cash used in continuing operating activities	(225,679)	(524,943)
Net cash (used in) / provided by discontinued operating activities	(144,522)	15,865,003
Net cash used in operating activities	(370,201)	15,340,060

Cash flows from investing activities
Net cash provided by continuing investing activities	-	-
Net cash used in discontinued investing activities	-	(2,351,040)
Net cash used in investing activities	-	(2,351,040)

Cash flows from financing activities
Increase in amount due to a related party	127,222	524,943
Issuance of convertible note	128,200	-
Advance from shareholders	213,034	-
Net cash provided by continuing financing activities	468,456	524,943
Net cash provided by / (used in)discontinued financing activities	116,483	(14,328,915)
Net cash provided by financing activities	584,939	(13,803,972)

Net increase/(decrease) in cash and cash equivalents
Continuing operations	242,777	-
Discontinued operations	(28,039)	(814,952)
	214,738	(814,952)
Effect of foreign exchange rate changes
Continuing operations	1,497	-
Discontinued operations	2,769	444,209
	4,266	-444,209
Cash and cash equivalents at beginning of period
Continuing operations	-	-
Discontinued operations	56,735	1,630,739
	56,735	1,630,739
Cash and cash equivalents at end of period
Continuing operations	244,274	-
Discontinued operations	31,465	1,259,996
	$275,739	$1,259,996
Supplemental disclosure of cash flows information:
Cash paid for interest
Discontinued operations	$454	$686,014
Cash paid for income taxes
Discontinued operations	$-	$378,737

Non cash financing activities:
Transfer of property, plant and equipment to related companies	-	1,787,232
Conversion of debt to shares	$1,382,170	$-

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the nine months ended September 30, 2011 and 2010 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong Dollar (HK$) for nine months ended September 30, 2011and 2010, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2011, the results of its operations and cash flows for the nine months ended for September 30, 2011 and 2010.

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results for a full year period.

In the opinion of the management, the comparative figures for the nine months ended September 30 2010 were reclassified to current presentation because the balances shown in previous filings represent the discontinued operations of GEBD BVI which were not relevant to the current operations.

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

No depreciation expense attributable to the property, plant and equipment of continuing operation for the years ended September 30, 2011 and 2010. Depreciation expense attributable to the property, plant and equipment of discontinued operation for the years ended September 30, 2011 and 2010 was $1,582 and nil, respectively.

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

Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future events that could differ materially from actual results. There were no impairments of long-lived assets for the years ended September 30, 2011 and 2010.

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the years ended September 30, 2011 and 2010, respectively.

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

NOTE 7 –PREPAID EXPENSES

Prepaid expenses consist of payments and deposits made by the Company to third parties in the normal course of business operations with no interest bearing and no fixed repayment terms. These payments are made for the purchase of services that are used by the Company for its current operations.

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

No depreciation expense attributable to the property, plant and equipment of continuing operation for the years ended September 30, 2011 and 2010 respectively. Depreciation expense attributable to the property, plant and equipment of discontinued operation for the years ended September 30, 2011 and 2010 was $1,582 and nil, respectively.

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

NOTE 14 –CONVERTIBLE NOTE

On June 1, 2011, the company issued a convertible note (the “Note”) to a third party as a sole security of a loan raised by a subsidiary known as GMEC Ventures Limited (the “Borrower”) which due on 31 May 2016. The total amount of the loan was $ 256,400 which was equivalent to HK$ 2,000,000. On June 30, 2011, the first installment of $128,200 which was equivalent to HK$ 1,000,000 was received according the loan agreement. According the loan agreement, the lender can call back the unused loan balance held by the borrower after 12 months from the date of the agreement with the 6 month written notice in increment of HK$ 100,000. Therefore, no provision was made for liabilities payable within 12 months.

The note carries no interest and convertible into common stock on the following basis:-

(a) The holder only can convent the note at any time before 31 May 2016 when the closing price of one day prior to submitting Converting Notice (the “Closing price”) is trading above $ 0.25.

(b) If the closing price is trading between $ 0.25 and $ 1.50, the holder may convent the note at the lower of US$0.75 or 30% discount of the closing price.

(c) If the closing price is trading above $ 1.50, the working day prior to submitting Converting Notice will be set as “Reference Day”.

(d) If the 5 days average closing price including the Reference Day and 4 subsequent days is trading below US$ 1.50, the convention will resume to clause (b) stated above on next working day.

(e) If the closing price of forth day subsequent to the Reference Day is trading below US$ 1.50, the convention will resume to clause (b) stated above on next working day.

(f)  If the 5 days average closing price and the fourth day subsequent to the reference day are trading above US$ 1.50, the holder may convent the convertible note at the higher of US$0.75 or 50% discount of the closing price on the reference day.

(g) If the holder does not convent the note under the clause (b) or (f) stated above, the note may be convertible only when the closing price is trading below US$ 1.50 as per clause (b) stated above.

The note was issued not in the money as the closing price at the issue date was not pursuant to clause (a) stated above. Also, no equity component is identified by the management as the note was not exercisable under the clause (a) on September 30 2011 up to the date of this report.

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

NOTE 18  – PROFORMA STATEMENTS OF INCOME

Proforma statement of income is presented to illustrate and compare the impact of continuing operations and discontinued operations including entire bottles and bottled water manufacturing operations run by GEBD BVI and trading of ecological products operation run by Water Scientific to the balances that previously reported in 2010 10/Q filing for nine months ended September 30, 2010.

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

In the opinion of the management, the comparative figures for the nine months ended September 30, 2010 were reclassified to current presentation because the balances shown in previous filings represent the discontinued operations of GEBD BVI which were not relevant to the current operations. The results of Water Scientific were not consolidated for the nine months ended September 30, 2010 as the Company acquired Water Scientific in October 2010.

NOTE 19 – RESTATEMENT

The Company has restated certain amounts of the condensed consolidated financial statements to reflect the impact on disposal of discontinued operations in last year. Accumulated deficits and additional paid-in capital as of September 30, 2011 and December 31, 2010, respectively, has been increased by $5,223,073, respectively. There is no change in net assets as of September 30, 2011.

The Company has also restated the condensed consolidated statement of income and condensed statement of cashflows for the period ended September 30, 2010 to reflect the results and cashflows attributable to the discontinued GEBD BVI operations.

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

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS
(Registrant)

Date: January 17, 2012	By:	/s/ Yau Wai Hung
Yau Wai Hung
Chief Executive Officer, President, and Director

Date: January 17, 2012	By:	Yau Wai Hung
Yau Wai Hung
Interim Chief Financial Officer