Form 10-Q/A
period 2011-03-31
GREAT CHINA MANIA HOLDINGS, INC.
filed 2012-04-16
CIK 1382112

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

GREAT CHINA MANIA HOLDINGS, INC. (FORMERLY KNOWN AS GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2011	2010 (Restated)
CONTINUING OPERATIONS
REVENUES	$878,853	$-

COST OF SALES	621,550	-

GROSS PROFIT	257,303	-

EXPENSES
General and administrative (inclusive of depreciation)	263,485	233,645
TOTAL OPERATING EXPENSES	263,485	233,645

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(6,182)	(233,645)

OTHER INCOME/(EXPENSE)
Other income	4,947	-
Other expenses	(3,411)	(232)
TOTAL OTHER INCOME/(EXPENSE)	1,536	(232)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(4,646)	(233,877)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(4,646)	$(233,877)

DISCONTINUED OPERATIONS
NET LOSS	(80,233)	(282,671)
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	958,855	-

NET INCOME FROM DISCONTINUED OPERATIONS	$878,622	$(282,671)

NET INCOME/(LOSS) FOR THE PERIOD	$873,976	$(516,548)

OTHER COMPREHENSIVE INCOME	-	(26,065)

TOTAL COMPREHENSIVE INCOME/(LOSS) INCOME FOR THE PERIOD
-Arising from continuing operations	(4,646)	(233,877)
-Arising from discontinued operations	878,622	(308,736)

	$873,976	$(542,613)

LOSS PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$-	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	13,156,467	40,200,000

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

	Three months ended March 31,
	2011	2010	Increase (decrease)	% Change
Revenue	$878,853	$-	878,853	N/A
Cost of sales	621,550	-	621,550	N/A
Gross profit	257,303	-	257,303	N/A
General & administrative	263,485	233,645	29,840	12.77%
Loss from operations	(6,182)	(233,645)	227,463	N/A
Other income (expense)	1,536	(232)	1,768	N/A
Provision for taxation	-	-	-	N/A
Discontinued operations	878,622	-	878,622	N/A
Net income (loss)	873,976	(516,548)	1,390,524	N/A

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

Net income

Net income for the three months ended March 31 of 2011 was $873,976 as compared to net loss was $516,548 in the same period 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010 and the gain on disposal of discontinued operating activities.

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

The Company has begun to convene meetings among its top executives to address budgeting issues. As a private company for over fourteen years, the budgeting process was never formalized. We have recently begun to utilize an independent third party to assist in the preparation of formal budget forecasts.

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