Form 10-Q/A
period 2011-06-30
GREAT CHINA MANIA HOLDINGS, INC.
filed 2012-04-16
CIK 1382112

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

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30, 2011	Three months ended June 30, 2010 (Restated)	Six months ended June 30,2011	Six months ended June 30, 2010 (Restated)
CONTINUING OPERATIONS
REVENUES	$1,281,896	$-	$2,160,749	$-

COST OF SALES	1,010,245	-	1,631,795	-

GROSS PROFIT	271,651	-	528,954	-

EXPENSES
General and administrative	492,474	113,840	755,959	367,485
TOTAL OPERATING EXPENSES	492,474	113,840	755,959	367,485

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(220,823)	(113,840)	(227,005)	(367,485)

OTHER INCOME/(EXPENSE)
Other income	(2,346)	-	2,601	-
Other expenses	(21,316)	-	(24,727)	(232)
TOTAL OTHER INCOME/(EXPENSE)	(23,662)	-	(22,126)	(232)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(244,485)	(113,840)	(249,131)	(367,717)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(244,485)	$(113,840)	$(249,131)	$(367,717)

DISCONTINUED OPERATIONS
NET INCOME/(LOSS)	-	533,513	(80,233)	250,842
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	-	-	958,855	-

NET INCOME FROM DISCONTINUED OPERATIONS	-	533,513	878,622	250,842

NET INCOME/(LOSS) FOR THE PERIOD	$(244,485)	$419,673	$629,491	$(116,875)

OTHER COMPREHENSIVE INCOME
- Gain on foreign exchange translation arising from discontinued operations	-	93,089	-	87,024

TOTAL COMPREHENSIVE INCOME / (LOSS) INCOME FOR THE PERIOD
- Arising from continuing operations	(244,485)	(113,840)	(249,131)	(367,717)
- Arising from discontinued operations	-	626,602	878,622	337,866

	$(244,485)	$512,762	$629,491	$(29,851)

LOSS PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$(0.01)	$(0.00)	$(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	24,676,000	40,200,000	18,948,055	40,200,000

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

	Six months ended June 30,
	2011	2010	Increase (decrease)	% Change
Revenue	$2,160,749	$-	2,160,749	N/A
Cost of sales	1,631,795	-	1,631,795	N/A
Gross profit	528,954	-	528,954	N/A
General & administrative	755,959	367,485	522,314	233.55%
Loss from operations	(227,005)	(367,485)	(6,640)	2.84%
Other income (expense)	(22,126)	(232)	(21,894)	9,437%
Provision for taxation	-	-	-	N/A
Discontinued operations	878,622	250,842	627,780	250.27%
Net income (loss)	629,491	(116,875)	746,366	N/A

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

Net income

Net income for the six months ended June 30 of 2011 was $629,491 as compared to net loss of $116,875 in the same period 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010 and the gain on disposal of discontinued operating activities.

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

Date: April 13, 2012

By:           /S/ Yau Wai Hung
Yau Wai Hung
Interim Chief Financial Officer

Date:  April 13, 2012