Form 10-Q/A
period 2011-09-30
GREAT CHINA MANIA HOLDINGS, INC.
filed 2012-04-16
CIK 1382112

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

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,2011	Three months ended September 30, 2010 (Restated)	Nine months ended September 30,2011	Nine months ended September 30, 2010 (Restated)
CONTINUING OPERATIONS
REVENUES	$1,352,378	$-	$3,513,127	$-

COST OF SALES	976,552	-	2,608,347	-

GROSS PROFIT	375,826	-	904,780	-

EXPENSES
General and administrative	501,523	156,483	1,257,482	524,711
TOTAL OPERATING EXPENSES	501,523	156,483	1,257,482	524,711

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(125,697)	(156,483)	(352,702)	(524,711)

OTHER INCOME/(EXPENSE)
Other income	4,241	-	6,842	-
Other expenses	-	-	(24,727)	(232)
TOTAL OTHER INCOME/(EXPENSE)	4,241	-	(17,885)	(232)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(121,456)	(156,483)	(370,587)	(524,943)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(121,456)	$(156,483)	$(370,587)	$(524,943)

DISCONTINUED OPERATIONS
NET (LOSS)/INCOME	-	480,949	(80,233)	731,791
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	-	-	958,855	-

NET INCOME FROM DISCONTINUED OPERATIONS	-	480,949	878,622	731,791

NET INCOME/(LOSS) FOR THE PERIOD	$(121,456)	$324,466	$508,035	$206,848

OTHER COMPREHENSIVE INCOME
(Loss)/gain on foreign exchange translation
- Arising from continuing operations	1,497	-	1,497	-
- Arising from discontinued operations	-	132,245	-	219,269

	1,497	132,245	1,497	219,269

TOTAL COMPREHENSIVE INCOME / (LOSS) INCOME FOR THE PERIOD
- Arising from continuing operations	(119,959)	(156,483)	(369,090)	(524,943)
- Arising from discontinued operations	-	613,194	878,622	951,060

	$(119,959)	$456,711	$509,532	$426,117

LOSS PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.02)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	24,676,000	40,200,000	20,878,352	40,200,000

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
	Nine months ended
	September 30,		Increase
	2011	2010	(decrease)	% Change

Revenue	$3,513,127	$-	3,513,127	N/A
Cost of sales	2,608,347	-	2,608,347	N/A
Gross profit	904,780	-	904,780	N/A
General & administrative	1,257,482	524,711	732,771	139.65%
Loss from operations	(352,702)	(524,711)	(172,009)	32.78%
Other income (expense)	(17,885)	(232)	(17,653)	7,609.05%
Provision for taxation	-	-	-	N/A
Discontinued operations	878,622	731,791	146,831	20.06%
Net income	508,035	206,848	301,187	145.61%

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

Net income

Net income for the nine months ended September 30 of 2011 was $508,035 as compared to $206,848 in the same period 2010. This change is reflective of the fact that the Company has new and entirely different operations in 2011 than it did in 2010 and the gain on disposal of discontinued operating activities.

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

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS
(Registrant)

Date:	By:	/s/ Yau Wai Hung
Yau Wai Hung
Chief Executive Officer, President, and Director

Date:	By:	Yau Wai Hung
Yau Wai Hung
Interim Chief Financial Officer