Form 10-K
period 2011-12-31
GREAT CHINA MANIA HOLDINGS, INC.
filed 2012-04-16
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Room 1902, 19/F., Kodak House II, 321 Java Road, Hong Kong
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 Yes ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011:  N/A

As of April 1, 2012, there were 69,676,000 shares of the issuer’s common stock outstanding.

Documents incorporated by reference: None

In this report, unless the context indicates otherwise, the terms “Great China”, “GMEC”, “Company,” “we,” “us,” and “our” refer to Great China Mania Holdings, Inc., a Florida corporation, (formerly known as Great East Bottles & Drinks (China) Holdings, Inc.) and its wholly-owned subsidiaries for the period ending December 31, 2011.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act.” These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	new competitors are likely to emerge and new technologies may further increase competition;
•	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;
•	our ability to obtain future financing or funds when needed;
•	our ability to successfully obtain and maintain our diverse customer base;
•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;
•	our ability to attract and retain a qualified employee base;
•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;
•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and
•	our ability to maintain and execute a successful business strategy.

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the “SEC.” You should consider carefully the statements under “Item 1A. Risk Factors” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

Item 1.Business

Introduction
We were incorporated on July 8, 1983, in the business of providing specialty printing services to the commercial printing industry.  Until consummation of the Share Exchange Agreement (hereinafter defined), our revenue was derived from providing printing services to other printing businesses.

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

On October 26, 2010, we entered into an Acquisition Agreement (the “Agreement”) with Water Scientific Holdings Limited (“Water Scientific”) and the shareholder of Water Scientific whereby we acquired 100% of Water Scientific in exchange for 500,000 shares of common stock of the Company. Water Scientific was subsequently sold on March 31, 2011.

On December 30, 2010, we entered into, and completed, an Asset Purchase and Sale Agreement with Chung A. Tsan Guy whereby we sold its subsidiary GEBD BVI in exchange for Mr. Chung surrendering 31,498,000 shares of common stock of the Company.

In February, 2011, three new subsidiaries of the Company were formed and have since maintained operations. These subsidiaries are “Great China Media limited” (which operates a publisher business), “Great China Game Limited” (which operates a game retail business), and “GME Holding Limited” (which operates an artist and artist management business). In June 2011, another new subsidiary GMEC Ventures Limited, a Hong Kong company, was formed and maintained for holding future investment if any.

Current Corporate Structure

As of the date of this filing, our corporate structure is as follows:

GMEC owns a wholly-owned subsidiary, Sharp Achieve Holdings Limited (BVI).  Sharp Achieve Holdings Limited (BVI) has a wholly-owned subsidiary, Super China Global Limited (BVI).  Super China Global Limited (BVI) has four subsidiaries: 1) Great China Media Limited which was incorporated February 1, 2011; 2) GME Holdings Limited which was incorporated February 18, 2011; 3) Great China Games Limited which was incorporated February 1, 2011and 4) GMEC Ventures Limited was incorporated June 1, 2011.

General Description of Current Business

GMEC is an electronic content provider that creates and provides leisure and lifestyle-related electronic content to Hong Kong, Macau and China.  We group these contents into different electronic magazines according to the content theme and distribute them to various targeted customers through different channels.  We utilize these electronic contents to produce traditional paper magazines as well.  Furthermore, in order to support the core business of electronic content production, we also operate an artist management company, which enhances our ability to create and provide electronic content by leveraging the popularity and publicity of artists and celebrities in creating stories and events.  Since a substantial portion of our electronic content is related to computer technology and video games, we also operate two computer and video game retail stores to enhance our ability to access to the most updated market segment.

Great China Media Limited (“GCM”)

GCM is an electronic content provider within GMEC.  It is located and operated in Hong Kong.  Through GCM, we target Hong Kong’s electronic content market through provision of content in the form of electronic magazines and auxiliary products.  GCM owns the intellectual property rights of all the electronic content we have developed, consisting of a huge catalog of content and distribution rights.

Products

Through GCM, we provide mainly three products:

1.	Electronic content in the form of electronic magazines

Currently GCM publishes 7 electronic weekly / bi – weekly magazines:

Names of magazines	Themes and contents	Available on	Price per subscription
GameWave	Reviews, previews and news about video games	3HKstore	0.99
AniWave	Reviews and previews about animated films	3HKstore	0.99
SoccerWave	News about world soccer	3HKstore	0.99
Hotmachine	News and information about sports cars and automobiles	3HKstore	0.99
AppsWave/AppsBible	Reviews and news about Apple App Store and Android Market products	3HKstore	0.99
C.P.U	Updates about computer hardware and software	3HKstore	0.99
PCGameWave	Reviews, previews and news about PC online games	3HKstore	0.99

Through the provision of these electronic magazines, revenues are generated from 2 sources:

Direct subscription from customers: Customers can subscribe to our electronic magazines directly through data portal websites like 24reader ( link here ), HGC broadband  (link here ) and I – read (link here ) using traditional computers, iphones, iPads and Android handsets and tablets. Various kinds of subscription packages are available to customers. A portion of the subscription revenues are shared to the data portal websites that offer our electronic magazines.  Furthermore, we have also cooperated with the Samsung Apps Store to provide a special monthly package ( link here ) to all Samsung Android mobile handset users.

Revenue sharing with cell phone operators:  Our electronic magazines are also available to customers through their cell phone operators.  We have distribution agreements with various major operators in Hong Kong (including 3HK ( link here ), Smartone and China Mobile ( link here ) ), Macau (3 Macau ( link here )) and China (Viva ( link here )).  Customers can purchase subscription packages through the portal websites of their cell phone operators or through their cell phone and mobile devices directly. The contents of our electronic magazines will be regularly pushed to customers’ cell phones and mobile devices through MMS and SMS once they have subscribed for the package.  Subscription revenues are split between GCM and cell phone operators.

2.	Traditional magazines

In order to fully utilize the electronic contents that GCM has produced, we have also made available this content in traditional paper magazines.  However, we are not involved in actual printing of these magazines and instead it is outsourced to third party printing companies.  We have over 2,000 points of sale throughout Hong Kong.  The pricing and distribution networks of our traditional magazines are as follows:

Names of magazines	Available in	Retail price per subscription
GameWave	7-Eleven, VanGo, Circle K, Book store	$1.60
AniWave	7-Eleven, VanGo, Circle K, Book store	$1.90
SoccerWave	7-Eleven, VanGo, Circle K, Book store	$1.60
Hotmachine	7-Eleven, VanGo, Circle K, Book store	$1.60
AppsBible	3Shop ( link here )	Free

3.	Advertisement

In associated with the production of our electronic and traditional paper magazines, GCM generates advertisement revenue through the following channels:

1.	Advertisements in traditional paper magazines
2.	Electronic banners and advertisements in electronic magazines
3.
All–in-one advertising solutions: bundles promotional events and activities together with printed and electronic advertisements that are related to the themes and contents any one of our magazines.  Normally this service is provided to our customers who want to create a total image of their branded products that are related to any of the themes of our magazines

Target customers

The core of our electronic content is all related to the leisure and lifestyle of adolescents and young adults.  Therefore, we group our electronic content into electronic magazines with different themes.  Each of these magazines is targeted to different groups of customers with different ages and preferences with the aim of covering all aspects of their leisure activities and hobbies:

Name of magazine	Target customers
	Age group	Preferences in hobbies and activities
GameWave	8 – 35	Video console game player
AniWave	12 – 28	Young animation fans in HK
SoccerWave	12 – 40	Soccer fans in HK market
Hotmachine	12 – 35	Sports cars and automobile lovers
AppsWave/Appsbible	20 – 35	Smart phone user in HK
C.P.U	14 – 45	PC user in Hong Kong.
PCgamewave	8 – 30	Active online PC game player in Hong Kong

GME Holdings Limited (“GMEH”)

GMEH is an artist management company that locates and operates in Hong Kong.  Through GMEH, we currently manage 20 female artists and 4 male artists.  These artists primarily work in the Hong Kong, China, Malaysia and Australian markets.

Products and services

We arrange our artists to participate in the following activities, which directly or indirectly complement to our core business of electronic contents provisions:

1.	Movie productions

2.	Promotional events for brands and institutional customers

3.	Music and record productions

4.	Artist-related merchandising

Through the artists’ participation in these activities, GCM can leverage their involvement to create and produce more electronic content that is appealing to and welcomed by adolescents and young adults.

Revenues are generated from 3 sources as a result of participations in these activities by our artists:

Revenue from direct job income: We receive direct job income by arranging the performances of the artists in movies, TV shows and promotional events for brands and institutional customers.

Revenue shared from artist-related merchandising:  We sign revenue sharing agreements with brand and institutional customers, of which our artists serve as brand icons.  We receive a portion of revenue from each item of the product sold.

Revenue shared from intellectual property rights on CD, DVD and video products: We obtain revenue from sharing profit from musical product licenses as well as Mp3 downloads.

Target customers

Since the core businesses of GMEH involve the development of artists and celebrities, our target customers are the adolescents and young adults and the brand owners and institutional customers who target adolescents and young adults as their end customers.  Currently our artists work in the regions of Hong Kong, Malaysia, Australia and China.

Great China Games Limited (GCG)

GCG operates 2 retail shops in Hong Kong selling video game machines (including, but not limited to, Play Station, Nintendo Wii, and Xbox) and associated video games. Through GCG, we target Hong Kong’s online and offline video games market. With support of GCM, GCG is the official reseller of Microsoft Xbox360 and Monster Cable in Hong Kong. Through this arrangement with GCG, GCM is able to open up itself with more opportunities for electronic content creation.

The major brands of products that we have carried and their respective sales percentage are as follows:

Product	Brands	Percentage of sales
SONY	PS3/PSP/PS VITA and accessories	65%
Microsoft	Xbox360 and accessories	14%
Other	Wii, and other brands	21%

Industry and Market Environment

GCM

Hong Kong is a major center for Chinese-language publications.  Some local Chinese newspapers and magazines are also distributed in Taiwan, the Chinese mainland and overseas communities where there are significant Chinese population.

Mainland market opening measures after the WTO accession are restricted to the formation of Sino-foreign joint-ventures in the publishing business and distribution of publications. Meanwhile, setting up wholly-owned publishing or import companies on the Chinese mainland remains off-limit to foreign companies, including Hong Kong companies. Hong Kong companies’ participation is now mainly focused on entering the market through copyright trade and establishing ties with mainland publishing companies in the importation and distribution fields. The huge potential of the Chinese mainland marketing is globally focused. Hong Kong publishers are at an advantageous position to market China studies to the world. There are growing opportunities for publishers to market trade journals to Western companies which want to establish or expand their presence in the mainland market.

Hong Kong’s publishing industry is adapting to the digitalization trend, while the electronic book frenzy is sweeping the globe. In the past year, over 1,000 local e-books were published in Hong Kong. 24Reader, a local e-book integrator, has seen a steady growth of 10–20 percent in its mobile e-book apps business since last year. Responding to the growing popularity of electronic reading, the Hong Kong Book Fair 2011 featured two theme zones on e-publishing with 32 exhibitors, a 60 percent increase from last year. The Future Book Store, making its debut at the 2011 fair, attracted 10,000 visitors, and the e-book Reading Platform launched by 3 Hong Kong and HKTDC recorded more than 18,000 downloads since the end of June.

Underpinning Hong Kong’s publishing businesses is a highly developed printing industry. Meanwhile, many Hong Kong printing companies have relocated their factories to the PRC.  According to the Hong Kong Printers Association, more than 70 percent of Hong Kong printing factories have moved to the PRC area.

GMEH

China’s overall spending on entertainment and media is growing, and this sector will likely continue to grow over the next five years.

GCG

The world video gaming industry is predicted to record nine percent yearly growth through 2013, to exceed $76 billion, according to Business Insights.  Management believes mobile and online gaming formats likely will be the predominant market segments, and customers will likely take advantage of wider, faster, and more mobile internet access. Console gaming, the market’s current segment leader, will likely see its rate of sales decelerate.

Major Competitors

We have two major prevailing competitors in Hong Kong, specifically: Next Media Limited and New Media Group Holdings Limited Hong Kong.

Next Media Limited (SEHK: 0282), was founded by Jimmy Lai.  This company has more than 3,600 employees and is the largest-listed media company in Hong Kong. Next Media Limited has subdivisions, including Next Media Interactive.  This company is known for introducing tabloid-style journalism into Hong Kong and Taiwan that set trends in both markets. Apple Daily was the first newspaper to use the massive graphics, bold headlines and full color pages now common to all best-selling papers in Hong Kong and Taiwan.

New Media Group Holdings Limited is a local publisher, which is principally engaged in the publication and marketing of Chinese-language weekly magazines and the sale of advertising in those magazines.  This company’s activities are primarily centered in Hong Kong. The contents of the magazines published by this company can be classified into two distinctive central themes: lifestyle, and investment/finance. Currently, New Media Group Holdings Limited publishes five flagship Chinese-language magazines in Hong Kong, four of which are lifestyle magazines, including: “Weekend Weekly,” “New Monday,” “Oriental Sunday,” and “Fashion & Beauty.”  The remainder of the company’s magazines are focused on investment and finance, namely, the “Economic Digest.”

Competitive Advantages

GCM

One of this segment’s competitive advantages is that it utilizes crossover platforms, including traditional print media, online media, and mobile media.  We also utilize an outdoor media platform.  We have already created thousands of e-content for different platforms, and we have united and standardized our databases for our e-content.  This makes it very easy to connect with different mobile operator portals and e-content platforms.

The Company also has an in-house technology team that develops interactive applications, such as smart phone games that relate to magazine content or to adhere to a client’s brand promotion strategy, electronic media delivery programs, and online database development that is linked with mobile operators and/or other online eBook platforms.

GMEH

Management believes this segment has several competitive advantages, including: a well-known supporting team in the market, a number of leading artists in market, and support by our own media network.  Management believes this will allow us an advantage in the market to promote our artists and connect with other clients.

GCG

Management believes this segment has several competitive advantages, including: a well-known video game magazine (GameWave), regular interactions with various distributors to provide pre-order and pre-sale events, and an online pre-order platform that allows customers to pre-order and book their games online and pick-up their merchandise in shop or receive it by mail.  We are also an official retail partner-shop of Microsoft Xbox and a reseller of ‘Monster cable’ products.

Business development

GCM

In 2012, we plan to establish a new lifestyle electronic magazine and traditional magazines with a soccer athlete in the United Kingdom and China markets. We are going to cooperate with lifestyle online game developer to provide our magazine content in their e-shop system.  We plan to provide our electronic magazine and records productions to mainland mobile operators and other online platforms.

GMEH

In 2012, we plans to setup a new Social Networking Services platform called I-Scout.  This is an innovative modeling-agency business model, integrated with advanced interactive technology.  It will consist of a database of over 10,000 model talents from different countries.  It will be a system that provides promotion materials for online merchants, and it will allow client to search through an online database of modeling talents and engage them to model for their product at an affordable cost.  This will expand the Company’s clients’ geographic service coverage areas, through the low cost use of Internet technology.

We plans to use in-house production and production photographers located in several strategic locations in China.  We also hope to expand this business model into other Asian countries, and leverage the experience in model talent search and brand marketing to create a barrier to entry for other competitors.

GCG

In 2012, Great China Games Limited will start to create an online pre-order platform with a mobile operator.  This will allow customers, through an operator-payment gateway, to pre-order video games and purchase online game coins.  Moreover, we target as 1-2 game accessories branding sole agent in HK.

Employees

The following table summarizes the employees of GMEC and their operations of  GCM, GMEH, GCG.

	GMEC	GCM	GMEH	GCG	Total
CEO	1				1
General & Administration		3	4	1	8
Operation	2	32	8		42
Sales and broker		3	2	4	9
Total	3	38	14	5	60

Sales and Marketing

GCM

We have 3 sales representatives to directly approach clients and sell our printed and online banner space .

Our traditional magazine are using distributors to deliver to over 2000 locations of sale in Hong Kong.

Our electronic magazine sare through various major operators in Hong Kong ( 3HK ( link here ), Smartone and China Mobile ( link here ) ), Macau (3 Macau ( link here ) ) and China (Viva ( link here ) ) to obtain revenue.

GMEH

We have 2 senior brokers in a public relations agency an production house to arrange and book model jobs for clients. Our General Manager and assistance manager will response negotiate television and film production units for artists’ jobs.

GCG

We have 5 employee services for both online and offline sales in 2 shops.

Item 1A.  Risk Factors

Before you invest in our common stock, you should be aware that there are risks, as described below.  You should carefully consider these risk factors together with all of the other information included in this prospectus before you decide to purchase shares of our common stock. Any of the following risks could adversely affect our business, financial condition and results of operations. We have incurred substantial losses from inception while realizing limited revenues and we may never generate substantial revenues or be profitable in the future.

Risks Associated with the Business operating units

Competition in this industry could result in us losing market share and charging lower prices for services, which could reduce our revenue.

We predominately compete in the fashion model management industry with numerous competitors, from large multi-national companies to local and boutique agencies.  We also compete in the general talent management industry. “Talent” means any model, entertainer, artist, athlete or other talent or celebrity.  We endeavor to secure product endorsement contracts from branded consumer products companies for talent represented by us.

In many of our markets, our competitors may possess greater resources, greater name recognition, greater geographic reach and longer operating histories than us, which may give competitors an advantage in obtaining future clients and attracting qualified models and other talent in their markets.  Increased competition may lead to, among other things, loss of business and market share and pricing pressures that could negatively impact our business.

In addition, because one of our principal assets is people, and freedom of entry into the model management business is almost unlimited, a small agency may, on occasion, be able to develop business with our clients, particularly if the small agency is successful in recruiting other successful talent.

Our prospects and financial results may be adversely affected if we fail to identify, sign and retain quality talent.

We are dependent on identifying, signing and retaining models and other talent who are well received by clients and are likely to generate repeat business.  Our competitive position is dependent on our continuing ability to attract and develop talent whose work can achieve a high degree of client acceptance.  Our financial results may be adversely affected if we are unable to identify, sign and/or retain such talent under terms that are economically attractive to us.  Our business would be adversely affected by any of the following:

•	inability to recruit new models;
•	the loss of popularity of models among clients;
•	increased competition to maintain existing relationships with models;
•	non-renewals of current agreements with models; and
•	poor performance or negative publicity of models.

In addition, the fashion model industry is a youthful business, and models’ careers are inherently limited in length.  The loss or maturing of talent, particularly key talent responsible for significant gross billings, negatively impacts us.  If we are unable to replace lost talent, including by successfully recruiting or developing new talent, our business will suffer.  New talent is also important for us to continually show talent alternatives to clients, who regularly seek new “looks”.

We have relied upon our ability to enforce contracts entered into by models and other talent we represent.  If we are unable to protect and enforce our contractual rights, we may suffer a loss of revenue

Our success depends, to a large degree, on our current talent under management and, in the future, scouting new talent and entering into new contracts.  To protect our contractual rights, we have traditionally vigorously defended our contractual rights vis-à-vis models and other talent, as well as other agencies and companies, for both financial reasons and to encourage ongoing strict adherence to contracts by all models and other talent.  Such strict enforcement through litigation and other legal means could result in substantial costs and diversion of resources and the potential loss of contractual rights, which could impair our results of operations and financial condition.

If we are unable to retain key management personnel or hire additional skilled personnel, we may not be able to successfully manage our business in the future.

Our key management personnel and their skills and relationships with clients are among our most important assets.  An important aspect of our competitiveness is our ability to attract and retain key management personnel, and our future success depends upon the continued service or involvement of key management personnel.  If we lose the services of one or more of our key management personnel, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.  The loss of the services of any of our key management personnel or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations.

In addition to retaining key existing management personnel, our future success may also depend on our ability to identify, attract, hire, train, and motivate other highly skilled management, agents and administrative personnel.  Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or motivate sufficiently qualified personnel.  The failure to attract and retain the necessary personnel could have a material adverse effect on our business.

If we are unable to maintain our professional reputation and brand name, our business will be harmed.

We strongly depend on our overall reputation and brand name recognition, which we believe is strong in the industry, to secure new engagements and to sign qualified talent.  Our success also depends on the individual reputations of the talent that we represent.  In addition, any adverse effect on our reputation might negatively impact our businesses, which is driven largely by the value of the Company’s brand.  If any client is dissatisfied with our services, this may adversely affect our ability to secure new engagements.

If any factor, including poor performance, hurts our reputation, we may experience difficulties in competing successfully for both new client engagements and qualified talent.  Failing to maintain our professional reputation and the goodwill associated with our brand name could seriously harm our business.

Our revenue and net income may be affected by adverse economic conditions.

Recessions may impact gross billings for modeling services.  An important segment of the modeling industry is advertising, with advertising assignments typically generating amongst the highest daily fees in the business.  Because advertising expenditures are viewed by companies as discretionary and are curtailed during economic downturns, agency gross billings may also decline over recessionary periods.  There can be no assurance that current economic conditions will improve or even remain stable.  Our business, financial condition and results of operations could suffer if economic conditions weaken.

If some of our clients experience financial distress, their weakened financial position could negatively affect our financial position and results.

We have a diverse client base, and at any given time, one or more of our clients may experience financial distress, file for bankruptcy protection or go out of business.  If any client with whom we have a substantial amount of business experiences financial difficulty, it could delay or jeopardize the collection of accounts receivable, may result in significant reductions in services provided by us and may have a material adverse effect on our financial position, results of operations and liquidity.

We may undertake acquisitions to expand our business, which may dilute the ownership of existing stockholders.

As we pursue our business plan, we may pursue acquisitions of businesses, both domestic and international.  International acquisitions in particular would permit us to expand our global footprint.  To finance any acquisitions however, it may be necessary for us to raise additional funds through public or private financings.  Additional funds may not be available on favorable terms or at all, and, in the case of equity financings, would result in additional dilution to existing stockholders.  If we acquire any business and are unable to integrate the newly acquired entities effectively, our business and results of operations may suffer.  The time and expense associated with finding suitable and compatible businesses or services could also disrupt our ongoing business and divert management’s attention.  Future acquisitions by us could result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

Any acquisitions that we attempt or complete could prove difficult to integrate or require a substantial commitment of management time and other resources.

Any strategy of acquiring other businesses involves a number of unique risks including:  (i) completing due diligence successfully, (ii) exposure to unforeseen liabilities of acquired companies and (iii) increased risk of costly and time-consuming litigation, including stockholder lawsuits.  If we pursue acquisitions, we may be unable to address these problems successfully.  Moreover, our future operating results will depend to a significant degree on our ability to integrate acquisitions (if any) successfully and manage operations while also controlling our expenses.  Integrating newly acquired businesses or services is likely to be expensive and time consuming.  We may be unable to select, manage or absorb or integrate any future acquisitions successfully, particularly acquisitions of large companies.  Any acquisition, even if effectively integrated, may not benefit our stockholders.

We may need additional debt or equity to sustain growth, but we do not have commitments for such funds.

We may need to finance future growth through a combination of borrowings, cash flow from operations, and equity financing.  Our ability to continue growing at the pace we have recently grown could depend in part on our ability to obtain either additional debt or equity financing.  The terms on which debt and equity financing is available to us varies from time to time and is influenced by our performance and by external factors, such as the economy generally and developments in the market, which are beyond our control.  If we are unable to obtain additional debt or equity financing on acceptable terms, we may have to curtail our growth by delaying new initiatives.  While we maintain a credit facility, our efforts to secure significant funds through debt financing have not been successful and, given the cautiousness of banks following the 2008 downturn, do not look likely in the foreseeable future.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products or services as a result.

We are not aware of any claims of infringement or challenges to our right to use any of our trademarks in the U.S.  Nevertheless, we could be subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others.  Given that proprietary rights to photography, artwork and similar intellectual property rights are a fundamental part of marketing in the fashion and technology industry, we may be exposed at times to claims with respect to such rights.  Such claims, even if not meritorious, can be expensive to defend and divert management’s attention from our operations.  If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and cease displaying, offering or selling works, products or services that use or contain the infringing intellectual property.  We may be unable to develop non-infringing products or services or obtain a license on commercially reasonable terms.  We may also be required to indemnify licensees and customers if they become subject to third-party claims relating to intellectual property that they license or otherwise provide to them, which could be costly.

We may not be able to adequately protect our media rights (including any intellectual property rights we have or may acquire).

Portions of our business rely on media and intellectual property.  Protecting these rights is difficult.  Piracy may adversely affect our revenue, particularly in countries where laws are less protective of such rights.  Further, reductions in the legal protection for intellectual property rights could adversely affect revenue.

Our future results could be materially adversely affected if it is found to have infringed on intellectual property rights.

Technology companies, including many of our subsidiaries’ competitors, frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Although we have not encountered any intellectual property rights claims against it, as the Company grows, the intellectual property rights claims against it may increase.

Regardless of the scope or validity of such claims by potential or actual litigants, we may have to engage in litigation. If we are found to infringe any patents, it may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting us from marketing or selling certain products or a successful claim of infringement against us requiring it to pay royalties to a third-party, its financial condition and operating results could be materially adversely affected, regardless of whether it can develop non-infringing technology. In certain cases, we may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses.

We may experience outages, data loss, and disruptions with the technology related to our services.

Inefficiencies or operational failures, including temporary or permanent loss of customer data, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, damage to our reputation and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

Delays in product development schedules may adversely affect our revenue.

The development of technology products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product or service releases or significant problems in creating new products or services could adversely affect our revenue.

We make significant investments in new products and services that may not be profitable.

Our growth partially depends on our ability to innovate by offering new, and adding value to our existing, technological and service offerings. We will continue to make investments in research, development, and marketing for new products, services, and technologies.  Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our offerings as providing significant new functionality or other value, they may reduce their purchases of our products or upgrades, unfavorably impacting revenue. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be high.

To remain competitive and stimulate customer demand, we must successfully manage frequent product introductions and transitions.

Due to the highly volatile and competitive nature of the industries in which we compete, we must continually introduce new products, services and technologies, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. The success of new product introductions depends on a number of factors including but not limited to timely and successful product development, market acceptance, our ability to manage the risks associated with new products and production ramp issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, we cannot determine in advance the ultimate effect of new product introductions and transitions on its financial condition and operating results.

We rely on third-party intellectual property and digital content, which may not be available to us on commercially reasonable terms or at all.

Many of our products include third-party intellectual property, which requires licenses from those third parties. Based on past experience and industry practice, we believe such licenses generally could be obtained on reasonable terms. There is however no assurance that the necessary licenses could be obtained on acceptable terms or at all. If we are unable to obtain or renew critical licenses on reasonable terms, our financial condition and operating results may be materially adversely affected.

Our future performance depends in part on support from third-party software developers.

We believe decisions by customers to purchase its hardware products depend in part on the availability of third-party software applications and services. There is no assurance that third-party developers will continue to develop and maintain software applications and services for our products. If third-party software applications and services cease to be developed and maintained for our products, customers may choose not to buy our products, which could materially adversely affect our financial condition and operating results.

Investment in new business strategies and initiatives could disrupt our ongoing business and present risks not originally contemplated.

We have invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with the strategy, inadequate return of capital, and unidentified issues not discovered in the Company’s due diligence. These new ventures are inherently risky and may not be successful. They may materially adversely affect our financial condition and operating results.

We may be subject to information technology system failures or network disruptions that could damage our reputation, business operations, and financial conditions.

We may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to our online operations and services, preclude transactions, compromise Company or customer data, and result in delays or cancellations. System failures and disruptions could also impede the shipping of products, delivery of online services, transactions processing, and financial reporting.

Risks Relating to Business in Hong Kong

Substantially all of our assets are located in Hong Kong and substantially all of our revenues are derived from our operations in Hong Kong. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in Hong Kong.

The economic, political and social conditions, as well as governmental policies, could affect the financial markets in Hong Kong and our liquidity and access to capital and our ability to operate our business.

The Hong Kong economy differs from the economies of most countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. While the Hong Kong economy has experienced significant growth over the past, growth has been uneven, both geographically and among various sectors of the economy. The Hong Kong government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Hong Kong economy, but may also have a negative effect on us. This may encourage foreign advertising companies with more experience, greater technological know-how and larger financial resources than we have to compete against us and limit the potential for our growth. Moreover, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Hong Kong legal system embodies uncertainties which could limit the legal protections available to you and us.

The Hong Kong legal system is a civil law system based on written statutes. The overall effect of legislation over the past 26 years has significantly enhanced the protections afforded to various forms of foreign investment in Hong Kong. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since Hong Kong administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. For example, these uncertainties may impede our ability to enforce the contracts we have entered into. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation. In addition, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Hong Kong legal system, particularly with regard to the advertising industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our suppliers.

 If tax benefits currently available to us in Hong Kong were no longer available, our effective income tax rates for our Hong Kong operations could increase.

We generate a substantial portion or all our net income from our Hong Kong operations.  Our net income could be adversely affected by any change in the current tax laws in Hong Kong.

The Hong Kong tax authorities may require us to pay additional taxes in connection with our acquisitions of offshore entities that conducted their Hong Kong operations through their affiliates in the United States.

Our operations and transactions are subject to review by the Hong Kong tax authorities pursuant to relevant Hong Kong laws and regulations. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, in the case of some of our future acquisitions of offshore entities that conduct their Hong Kong operations through their affiliates in the United States, we cannot assure you that the Hong Kong tax authorities will not require us to pay additional taxes in relation to such acquisitions, in particular where the Hong Kong tax authorities take the view that the previous taxable income of the Hong Kong affiliates of the acquired offshore entities needs to be adjusted and additional taxes be paid. In the event that the sellers failed to pay any taxes required under Hong Kong law in connection with these transactions, the Hong Kong tax authorities might require us to pay the tax, together with late-payment interest and penalties.

Hong Kong rules on mergers and acquisitions may subject us to sanctions, fines and other penalties and affect our future business growth through acquisition of complementary business.

We cannot assure you that the relevant Hong Kong government agency approval required for any issuance of our stock will be deemed legal. We may face sanctions by the Hong Kong regulatory agencies. In such event, this regulatory agency may impose fines and penalties on our operations in the Hong Kong, limit our operating privileges in the Hong Kong, delay or restrict the repatriation of the proceeds from any future sales of our stock into Hong Kong, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects.

Complying with the requirements of rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the appropriate securities agency, may delay or inhibit the completion of such transactions, which could affect our ability to expand our business or maintain our market share.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

Substantially all of our revenues and operating expenses are denominated in Hong Kong dollars. Since a significant amount of our future revenues will be denominated in Hong Kong dollars, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in United States dollars (“USD”) to fund our business activities outside Hong Kong, if any, or expenditures denominated in foreign currencies. This could affect our ability to obtain foreign exchange through debt or equity financing, including by means of loans.

Fluctuations in exchange rates could result in foreign currency exchange losses.

Appreciation or depreciation in the value of the Hong Kong dollar relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. The Hong Kong dollar may appreciate or depreciate significantly in value against the U.S. dollar in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the Hong Kong dollar against the U.S. dollar. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future which will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments we make in the future.

Any future outbreak of severe acute respiratory syndrome or avian flu in Hong Kong, or similar adverse public health developments, may severely disrupt our business and operations.

From December 2002 to June 2003, Hong Kong and other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome, or SARS. On July 5, 2003, the World Health Organization declared that the SARS outbreak had been contained. Since September 2003, however, a number of isolated new cases of SARS have been reported, most recently in central Hong Kong in April 2004. During May and June of 2003, many businesses in Hong Kong were closed by the Hong Kong government to prevent transmission of SARS. In addition, many countries, including Hong Kong, have encountered incidents of the H5N1 strain of bird flu, or avian flu. This disease, which is spread through poultry populations, is capable in some circumstances of being transmitted to humans and is often fatal. A new outbreak of SARS or an outbreak of avian flu may result in health or other government authorities requiring the closure of our distributor’s offices or other businesses, including office buildings, retail stores and other commercial venues, which comprise the primary locations where we provide our digital out-of-home advertising services. Any recurrence of the SARS outbreak, an outbreak of avian flu or a development of a similar health hazard in Hong Kong, may deter people from congregating in public places, including a range of commercial locations such as office buildings and retail stores. Such occurrences would severely impact the value of our digital out-of-home advertising networks to advertisers, significantly reduce the advertising time purchased by advertisers and severely disrupt our business and operations.

Risks Associated with Our Stock

Our shares are listed for trading on the OTC Bulletin Board, and our shares will likely be classified as a “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price less than $5.00.  Our shares will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

● Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
● Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
● Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks;
● Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

We do not anticipate paying dividends on our common stock in the foreseeable future, which may limit investor demand.

We do not anticipate paying any dividends on our common stock in the foreseeable future.  Such lack of dividend prospects may have an adverse impact on the market demand for our common stock as certain institutional investors may invest only in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in our common stock.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting us or our competitors.  In addition, the stock market is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Sales of substantial amounts of our common stock in the public market could depress the market price of our common stock.

The sale of a substantial amount of common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline.

The OTC Bulletin Board, or the OTCBB, is a quotation system, not an issuer listing service, market or exchange.  Therefore, buying and selling stock on the OTCBB is not as efficient as buying and selling stock through an exchange.  As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities.  Our common stock is traded on the OTC QX Marketplace, or OTCQX, which is the trading tier on the OTCBB with the most demanding listing standards.  Nevertheless, because trades and quotations on the OTCBB involve a manual process, the market information for such securities cannot be guaranteed.  In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly.  Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of the order entry.  Orders for OTCBB securities may be canceled or edited like orders for other securities.  All requests to change or cancel an order must be submitted to, received and processed by the OTCBB.  Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order.  Consequently, one may not be able to sell shares of common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTCBB if the common stock or other security must be sold immediately.  Further, purchasers of securities may incur an immediate “paper” loss due to the price spread.  Moreover, dealers trading on the OTCBB may not have a bid price for securities bought and sold through the OTCBB.  Due to the foregoing, demand for securities that are traded through the OTCBB may be decreased or eliminated.

Financial Industry Regulatory Authority, or FINRA, sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must, after conducting a thorough due diligence review of a customer’s financial condition, have reasonable grounds for believing that the investment is suitable for that customer.  Special rules on recommending speculative low priced securities to non-institutional customers require broker-dealers to make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other relevant financial information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  These FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and may have an adverse effect on the market for our shares.

There has been no independent valuation of the stock, which means that the stock may be worth less than the purchase price.

This valuation of our stock is highly speculative and arbitrary. There is no relation to the market value, book value, or any other established criteria. We did not obtain an independent appraisal opinion on the valuation of the shares.

Investors may never receive cash distributions which could result in an investor receiving little or no return on his or her investment.

Distributions are payable at the sole discretion of our board of directors. We do not know the amount of cash that we will generate, if any, once we have more productive operations. Cash distributions are not assured, and we may never be in a position to make distributions.

Even if amarket develops for our shares, our shares may be thinly traded with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including: potential investors’ anticipated feeling regarding our results of operations; ·increased competition; our ability or inability to generate future revenues; and market perception of the future of development of wood product manufacturing.

In addition, if our shares are quoted on the OTCBB, our share price may be affected by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political, and market conditions, such as recessions, interest rates, or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

We anticipate the need to sell additional authorized shares in the future.  This will result in a dilution to our existing shareholders and a corresponding reduction in their percentage ownership in the Company.

We may seek additional funds through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.  The sale of additional stock to new shareholders will reduce the ownership position of the current shareholders.  The price of each share outstanding common share may decrease in the event we sell additional shares.

Since our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are “penny stocks” and are covered by Section 15(d) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

The following properties are leased by the Company and the Subsidiaries:

Entity	Locations and addresses	Areas	Rent	Leasing period until	Owner
GME Holdings Limited	Suite 1902, 19/F., Tower II, Kodak House, Quarry Bay, Hong Kong	2,853 square feet	$6,584 per month	July 27, 2012	Vision China Limited

Great China Media Limited	Room A, 18/F., Phase 1, Kingsford Industrial Building, 26-32 Kwai Hei Street, Kwai Chung, N.T., Hong Kong	4100 square feet	$21,795 per month	January 31, 2012	China Culture Limited

Great China Games Limited	Shop 16 and 20, G/F., Wonder Building, 161-175 Fuk Wa Street, Shamshuipo, Kowloon, Hong Kong	350 square feet	$2,000 per month	May 31, 2012	Wong Man Cheong
	Shop 159, 1/F., Oriental 188, 188 Wan Chai Road, Hong Kong	60 square feet	$1,923 per month	July 18, 2012	Lee Foon Siu

Item 3.  Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Securities Holders.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock has been traded on the Over the Counter Bulletin Board (OTCBB) under the symbol “GEBD,” since May 22, 2008. On March 16, 2011, the symbol had been changed to “GMEC” because of the change of the Company name. The following table sets forth the high and low bid information for our common stock from January 1, 2010 through March 31, 2012, as reported by OTCBB.

Period	Low ($)	High ($)
2012 First Quarter	$0.04	$0.45
2011 Fourth Quarter	$0.06	$0.06
2011 Third Quarter	$0.01	$0.08
2011 Second Quarter	$0.01	$0.12
2011 First Quarter	$0.09	$0.12
2010 Fourth Quarter	$0.09	$0.18
2010 Third Quarter	$0.15	$0.16
2010 Second Quarter	$0.16	$0.22
2010 First Quarter	$0.1	$0.36

Number of Holders of Common Stock

The number of holders of record of our common stock on April 16, 2011, was 63.

Dividends

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2008, the fiscal year ended December 31, 2009, the fiscal year ended December 31, 2010, or the fiscal year ended December 31, 2011. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.  The payment of any dividends is within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

On January 19, 2012, we entered into a subscription agreement (the “Agreement”) with Chan Ka Wai (the “Subscriber”) whereby the Subscriber purchased 28,500,000 shares of common stock from the Company (the “Shares”).  The purchase price of the shares was $ 519,200. The shares were acquired for long-term investment, and the transferability of the shares is restricted.

On January 26, 2012, we converted certain advances totaling $56,460 into 9,410,000 shares of common stock of the Company.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

None.

Item 6.  Selected Financial Data

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note regarding forward – looking statements

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“US GAAP”). US GAAP requires the use of estimates, assumptions, judgments, and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Revenue recognition

Revenue represents the invoiced value of goods sold or services rendered during the year, net of sales discounts and returns. Generally revenue is recognized when all of the following criteria are met:

-	Persuasive evidence of an arrangement exists,
-	Delivery has occurred or services have been rendered,
-	The seller’s price to the buyer is fixed or determinable, and
-	Collectability is reasonably assured

Revenue recognition policies for each of the major products and services of continuing operations are illustrated as follows:

(i)	Revenue from traditional paper magazines sales is recognized when magazines are sold to customers, net of sales return.
(ii)	Revenue from the provision of advertising services is recognized when services are rendered.
(iii)
Revenue from electronic content sales like iPhone and Android applications is recognized when receipt is confirmed by service providers. In 2011, the revenue generated from digital content is not significant to the publication of magazines operation.

(iv)	Revenue from provision of artist management, event management, and promotion for its clients is recognized when services are rendered.
(v)
Revenue from artist-related merchandising is recognized when receipt is confirmed by clients according to the relating predetermined agreements. In 2011, the revenue generated from artist-related merchandising is not significant to the artist management, event management, and promotion operation.

(vi)
Revenue from intellectual property rights on CD, DVD and video products is recognized upon delivery of products to customers. In 2011, the revenue generated from intellectual property rights is minimal to the artist management, event management, and promotion operation.

(vii)	Revenue from retail sales of video games and accessories is recognized upon delivery of goods to customers.

For discontinued ecological products operations, bottles productions and OEM bottled water operations, revenue is recognized when delivery has occurred.

Recent Accounting Pronouncements

We do not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Continued Operations – Year Ended December 31, 2011, as Compared to Year Ended December 31, 2010.

The following table summarizes the results of our continued operations during the year ended December 31, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the year ended December 31, 2010 to the year ended December 31, 2011.

	2011	2010	Increase /(decrease)	% Increase /(decrease)
Revenue from:
Retail of video games and accessories	$1,623,956	$-	1,623,956	N/A
Publication of magazines	2,641,324	-	2,641,324	N/A
Artist and project management services	1,106,507	-	1,106,507	N/A
	$5,371,787	$-	5,371,787	N/A

Cost of sales	4,228,454	-	4,228,454	N/A
Gross profit	1,143,333	-	1,143,333	N/A
General & administrative	2,163,892	1,327,318	836,574	63.03%
Loss from operations	(1,020,559)	(1,327,318)	(306,759	(23.11)%
Other expense	(13,755)	-	13,755	N/A
Provision for taxation	-	-	-	N/A

Net loss from:
Retail of video games and accessories	$(68,251)	$-	(68,251)	N/A
Publication of magazines	(212,221)	-	(212,221)	N/A
Artist and project management services	(193,360)	-	(193,360)	N/A
Corporate	(560,482)	(1,327,318)	766,836	(51.79)%
Loss from operations	(1,034,314)	(1,327,318)	(293,004)	(22.10)%

Revenues

Sales revenue increased to $5,371,787 in 2011 as compared to nil in 2010. The change was mainly due to the establishment of new and entirely different operations during 2011. The revenue generated from artist and project management services operation, publication of magazines operation, and retail of video games and accessories operation newly established were $1,106,507, $2,641,324 and $1,623,956 respectively. Our sources of revenue are mainly sourced from Hong Kong and China. The income sourced from Malaysia, Australia in artist and project management services operation is minimal during 2011.

Cost of sales and gross profit

Cost of sales increased to $4,228,454 in 2011 from $nil in the same period of 2010. These changes are due to establishment of new and entirely different operations in 2011. The cost of sales incurred by artist and project management services operation, publication of magazines operation, and retail of video games and accessories operation newly established were $850,380, $1,811,863 and $1,566,211 respectively.

The gross profits increased to 1,143,333 in 2011 as compared to nil in 2010. These changes are due to establishment of new and entirely different operations in 2011. The gross profits contributed by artist and project management services operation, publication of magazines operation, and retail of video games and accessories operation newly established were $256,127, $829,461 and $57,745 respectively.

General and administrative expenses

General and administrative expenses increased from $1,327,318 in 2010 to $2,163,892 in 2011. The increase in general and administrative expenses of $836,574 or 63.03% was mainly contributed by the new and entirely different operations of $1,604,181 in aggregate, offset by the decrease in corporate administrative expenses of $767,607.

The decrease in corporate administrative expenses mainly represents the impairment of goodwill of $785,585 recorded in 2010.

Net loss

Net loss for 2011 was $1,034,314 as compared to a net loss of $1, 327,318 in 2010. The decrease in $293,004 was mainly attributable to the loss contributed by new operating segments of $473,832 in aggregate, and the decrease in loss contributed by corporate segment by $766,836, which was due to the decrease of corporate general and administrative expenses.

The loss contributed by the new and entirely different operations of artist and project management services, publication of magazines, and retail of video games and accessories were $193,360, $212,221, and $58,621 respectively.

Liquidity and Capital Resources

Cash

Our cash balance at December 31, 2011 was $305,212, representing an increase of $248,477 as compared to $56,735 at December 31, 2010. The increase of cash was mainly due to the proceeds from convertible debts and borrowings of $403,975 in aggregate, and advances from related parties of $162,179, offset by operating cash outflows of $263,434 during the year.

Cash flow

Operating Activities

Net cash used in operating activities during 2011 amounted to $263,434 as compared to $816,641 in 2010.The change of $554,207 was mainly due to the establishment of new operations during the year.

Financing Activities

Net cash provided by financing activities was $566,154 for 2011, representing a decrease of 250,487 to the net cash $816,641 provided during 2010. The decrease was mainly due to a decrease in advance from related parties of $654,462, off set by the proceeds from the convertible note and short-term borrowings of $403,975.

Working capital and going Concern

As of December 31, 2011, we have accumulated deficits of $7,923,182, a negative working capital of $467,744, and also recorded a net loss from the continuing operations of $1,034,314 for the year then ended.

As of December 31, 2011 we may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of our investors, directors and/or stockholders. We intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.  (T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our chief executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in our internal control over financial reporting as of December 31, 2011:

1.
Insufficient accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

Our chief executive officer and principal accounting officer have indicated that there were significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were such control actions with regard to significant deficiencies and material weaknesses.  We have performed, among others, the following actions:

•	additional training of our accounting personnel by our independent accountants of the proper format and compilation of data for US GAAP financial statements; and
•	additional coordination with our local accountants and auditors to strengthen our controls in an attempt to supplement the additional training of our employees.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

At December 31, 2011, and up to the date of this filing, our directors and executive officers are as follows:

Name	Age	Position
Yau Wai Hung	37	Chief Executive Officer and Director
Kwong Kwan Yin Roy	36	Director
Chan Wing Hing	44	Director
Cheung Wai Kit	37	Director
Chan Ka Wai	31	Director

Mr. Yau Wai Hung, age 37, received his education at St. Francis Xavier College in Hong Kong. Mr. Yau started working at Gaming Industrial in 1991 and later sold his retail company to a listed company in Hong Kong in 1997. Mr. Yau joined China Culture Limited in 2006 and successfully converted its magazine content into electronic form and into a major mobile and broadband operator in Hong Kong, Singapore, Taiwan and Macau. In 2010 Mr. Yau successfully coordinated with soccer stars Gary Neville and Van De Sar to provide exclusive World Cup expert analysis to the Hong Kong Jockey Club.

Mr. Kwong Kwan Yin Roy, age 36, received his education at Poly University Hong Kong. He joined Hong Kong Television Broadcasts Limited in 1997, where he was responsible for variety and music shows and became familiar with the operation of the electronic media. He joined Hong Kong Emperor Entertainment in 2000, where he was responsible for corporate promotion of music, film, and production. Mr. Kwong has experience in advertising, corporate matters and brand building. In 2004, he successfully formed an alliance between California Red Group (a karaoke operator) with NEWAY (a karaoke operator) and Emperor Group. During his experience at Emperor Group, Mr. Kwong organized a number of large-scale publicity projects including work for the top artist in Hong Kong and China.

Mr. Chan Wing Hing, age 44, finished his formal education in Hong Kong. Mr. Chan set up his first publishing company in 1997 and has established several magazines.  In 2002, he consolidated all of his magazines into China Culture Limited. Mr. Chan has extensive experience in the areas of publishing and distribution.

Mr. Cheung Wai Kit, age 37, is currently the Chief Producer of Cross Media. Since 1993, he has worked at several well-known mass media companies such as ATV, Culturecom Holdings Limited, and Next Media. In 1997, Mr. Cheung established many popular magazines such as Game Weekly, Game Wave, Soccer Wave, and has since become familiar with the publishing and magazine distribution procedures. Since 2007, Mr. Cheung has established web and video programs about TV games and has acted as the anchorperson within these programs, performing demonstrations, analyzing and commenting on TV games.

Mr. Chan Ka Wai, age 31, received his education as the Tuen Mun Catholic Secondary School and the JuChing Chu Secondary School.  From 1997 to 2007, he worked at Crown Worldwide (Hong Kong) Limited, first as an Operational Assistant and then as a Team Leader.  Since 2008 he has worked at Iron Mountain Hong Kong where he serves as a Supervisor.

Corporate Governance

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

Audit Committee

We do not currently have an Audit Committee but plans to form one as soon as practicable.

Other Committees

None.

Family Relationships

There are no other family relationships.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions in accordance with applicable federal securities laws. The Code was filed as Exhibit 14 to our Registration Statement on Form SB-2 (Registration No. 333-139008) on November 29, 2006. ).

Changes in Director Nomination Process for Stockholders

None.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officer and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Our directors, executive officer and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, none of our directors, executive officer or persons who own more than 10% of our common stock filed Forms 3, 4 and 5 on a timely basis during the year ended December 31, 2011.

Item 11.  Executive Compensation

The following table sets forth all cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during each of our last three fiscal years to each of the following named executive officers (the “Named Executive Officers”):

EXECUTIVE OFFICERS COMPENSATION

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Non-qualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Yau Wai Hung,	2011	60,641	0	118,800	0	0	0	0	179,441
CEO	2010	0	0	0	0	0	0	0	0

Employment Agreements

None.

Equity Compensation Plans

We do not maintain any equity compensation plans and we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

DIRECTOR COMPENSATION

The following table summarizes compensation that our directors earned during 2011 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)	All Other Compensation ($)	Total ($)
Yau Wai Hung	0	0	0	0
Kwong Kwan Yin Roy	64,872	0	0	64,872
Cheung Wai Kit	26,795	0	0	26,795
Chan Ka Wai	0	0	0	0
Chan Wing Hing	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 16, 2012, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, our officer, and all directors and our officer as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Outstanding Common Stock(1)
Cheung Wai Kit, Director (2)	0	0%
Chan Ka Wai, Director (2)	50,073,400	71.87%
Chan Wing Hing, Director (2)	0	0%
Kwong Kwan Yin Roy, Director (2)	0	0%
Yau Wai Hung, CEO and Director (2)	1,000,000	1.44%

(1)	Based on 69,676,000 outstanding shares of common stock on April 16, 2012.
(2)	The business address for each of our officers and directors is Room 1902, 19/F., Kodak House II, 321 Java Road, North Point, Hong Kong.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

There has not been since January 1, 2011, nor is there currently pending any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded $120,000 and in which any director, executive officer, holder of more than 5% of our Common Stock or any member of the immediate family of any of these persons had or will have a direct or indirect material interest other than the following:

On March 9, 2011, we acknowledged the execution of a certain Purchase and Assignment Agreement GEBD BVI and Chan Ka Wai whereby the GEBD BVI assigned the rights of a certain past due promissory note dated December 31, 2010, due by us in the principal amount of HK$10,834,900 (the “Note”) to the Chan Ka Wai. As consideration for assignment of the Note by GEBD BVI, Chan Ka Wai agreed to pay GEBD BVI or its designees consideration in the aggregate sum of $600,000 United States Dollars. Thereafter, the Chan Ka Wai provided notice to us that he elected to convert the debt represented by the Note into shares of common stock of the Company and we agreed to convert the Note into 15,474,000 shares of common stock of the Company.

On January 19, 2012, we entered into a subscription agreement with Chan Ka Wai (the “Subscriber”) whereby the Subscriber purchased 28,500,000 shares of common stock from us (the “Shares”).  The purchase price of the shares was $ 519,200.  The Shares were acquired for long-term investment, and the transferability of the Shares is restricted.

Director Independence

Our directors as of December 31, 2011, and currently, are not “independent directors” within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Securities Act of 1934, as amended.

Item 14.  Principal Accountant Fees and Services

On January 14, 2008, we engaged Madsen & Associates CPA, Inc. (“Madsen”) as its new principal independent accountants. The decision to engage Madsen as our principal independent accountants was approved by our Board of Directors on April 18, 2008.  During our fiscal years ended December 31, 2007 and 2006, and through January 14, 2008, we did not consult with Madsen on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and Madsen did not provide either a written report or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

We paid the following fees to its auditors during its fiscal years ended December 31, 2011and2010:

Fee Category	2011	2010
Audit fees – Madsen	$13,500	$82,000

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our financial statements and review of the final financial statements included in our annual reports on Form 10-K.

Audit Related Fees

We did not incur any audit-related fees with Madsen for the years ended December 31, 2011, and 2010.

Tax Fees

We did not incur any tax fees with Madsen for the years ended December 31, 2011 and 2010.

All Other Fees

We incurred $4,500 and $3,000 in service fees from Madsen in 2011 and 2010 separately.

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

GREAT CHINA MANIA HOLDINGS, INC

April 14, 2012	By:	/s/ Yau Wai Hung
	Name:	Yau Wai Hung
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 14, 2012	By:	/s/Yau Wai Hung
		Name:	YauWai Hung
		Title:	Chief Executive Officer and Director (Acting Principal Executive Officer)

April 14, 2012	By:	/s/Yau Wai Hung
		Name:	Yau Wai Hung
		Title:	Chief Executive Officer and Director (Acting Principal Accounting Officer)
April 14, 2012	By:	/s/Wing Hin Chan
		Name:	Wing Hing Chan
		Title:	Director

April 14, 2012	By:	/s/Wai Kit Cheung
		Name:	Wai Kit Cheung
		Title:	Director

April 14, 2012	By:	/s/Kwan Yin Roy Wong
		Name:	Kwan Yin Roy Wong
		Title:	Director

April 14, 2012	By:	/s/Chan Ka Wai
		Name:	Chan Ka Wai
		Title:	Director

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

INDEX

Page

Report of Independent Registered Public Accounting Firm	F–2

Consolidated Balance Sheets	F–3

Consolidated Statements of Operations	F–4

Consolidated Statements of Changes in Stockholders’ Deficit	F–5

Consolidated Statements of Cash Flows	F–6

Notes to Consolidated Financial Statements	F–7

To the Board of Directors and Shareholders of Great China Mania Holdings, Inc. and subsidiaries
Hong Kong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Great China Mania Holdings, Inc. and subsidiaries (the Company) as of December 31, 2011 and the consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the two year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2011, and the consolidated results of its operations and cash flows for each of the years in the year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

s/Madsen& Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
April 16, 2012
Salt Lake City, Utah

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011

	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$305,212	56,735
Accounts receivable	396,295	-
Inventories	52,570	-
Amount due from a related party	-	920,293
Deposits, prepaid expenses and other receivables	175,123	257
Total current assets	929,200	977,285

PROPERTY, PLANT & EQUIPMENT, NET	-	25,273

TOTAL ASSETS	$929,200	1,002,558

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$792,482	17,088
Notes payable	-	7,126
Accrued expenses and other payables	145,151	59,605
Unearned revenue	20,588	48,917
Amount due to a director	2,051	39,529
Advance from third parties	275,775	-
Amount due to related parties	160,897	3,082,623
Taxes payable	-	9,379
Total current liabilities	1,396,944	3,264,267

LONG-TERM LIABILITIES
Convertible note	128,200	-
Notes payable	-	8,748
	128,200	8,748

TOTAL LIABILITIES	1,525,144	3,273,015

SHAREHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; 28,366,000 and 9,202,000 shares issued and outstanding as of December 31, 2011and 2010, respectively	283,660	92,020
Additional paid in capital	7,042,086	5,406,259
Accumulated deficits	(7,923,182)	(7,767,490)
Accumulated other comprehensive income/(loss)	1,492	(1,246)

TOTALSHAREHOLDERS’ EQUITY	(595,944)	(2,270,457)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$929,200	1,002,558

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2011

	For the year ended December 31,
	2011	2010
CONTINUING OPERATIONS
REVENUES	$5,371,787	$-

COST OF SALES	4,228,454	-

GROSS PROFIT	1,143,333	-

EXPENSES
General and administrative	2,163,892	1,327,318
TOTAL OPERATING EXPENSES	2,163,892	1,327,318

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,020,559)	(1,327,318)

OTHER INCOME/(EXPENSE)
Other income	13,342	-
Other expenses	(27,097)	-
TOTAL OTHER INCOME/(EXPENSE)	(13,755)	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,034,314)	(1,327,318)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(1,034,314)	$(1,327,318)

DISCONTINUED OPERATIONS
Net loss from:-
Water scientific	(80,233)	(99,531)
GEBD BVI	-	(128,991)
	(80,233)	(228,522)
GAIN/(LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS	958,855	(5,223,073)

NET INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	878,622	(5,451,595)

NET(LOSS)/INCOME FOR THE YEAR	$(155,692)	$(6,778,913)

OTHER COMPREHENSIVE INCOME
(Loss)/gain on foreign exchange translation
- Arising from continuing operations	1,492	(1,170)
- Arising from discontinued operations	1,246	467,632
	2,738	466,462
TOTAL COMPREHENSIVE INCOME/(LOSS) INCOME FOR THE YEAR
- Arising from continuing operations	(1,032,822)	(1,328,488)
- Arising from discontinued operations	879,868	(4,983,963)
	$(152,954)	$(6,312,451)
LOSS PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$(0.04)	(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	24,943,587	40,204,115

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
Years ended December 31, 2011

	Common Stock
	Number of shares	Amount	Additional paid in capital	Capital reserves	(Accumulated deficit)/ retained earnings	Accumulated other comprehensive income	Shareholders’ equity attributable to Group	Non- controlling interest	Total equity
Balance at January 1, 2010	40,200,000	$402,000	$3,335,106	$919,146	$658,399	$1,557,163	$6,871,814	$14,949,827	$21,821,641
Comprehensive loss from continuing operations	-	-	-	-	(1,327,318)	-	(1,327,318)	-	(1,327,318)
Foreign currency translation adjustments					-	(1,170)	(1,170)	-	(1,170)
	-	-	-	-	(1,327,318)	(1,170)	(1,328,488)		(1,328,488)
Comprehensive loss from discontinued operations
Net results for the year	-	-	-	-	(228,522)	-	(228,522)	1,048,472	819,950
Foreign currency translation adjustments	-	-	-	-	-	467,632	467,632	895,534	1,363,166
Loss on disposal	-	-	-	-	(5,223,073)	-	(5,223,073)	-	(5,223,073)
	40,200,000	402,000	3,335,106	919,146	(5,451,595)	467,632	(4,983,963)	1,944,006	(3,039,957)
Acquisition of Water Scientific	500,000	5,000	-	-	-	-	5,000	-	5,000
Disposal of GEBD BVI	(31,498,000)	(314,980)	2,071,153	(919,146)	(1,646,976)	(2,024,871)	(2,834,820)	(16,893,833)	(19,728,653)
Balance at December 31, 2010	9,202,000	92,020	5,406,259	-	(7,767,490)	(1,246)	(2,270,457)	-	(2,270,457)
Comprehensive loss from continuing operations
Net loss for the year	-	-	-	-	(1,034,314)	-	(1,034,314)	-	(1,034,314)
Foreign currency translation adjustments	-	-	-	-		1,492	1,492	-	1,492
	-	-	-	-	(1,034,314)	1,492	(1,032,822)	-	(1,032,822)
Share-based payment	3,690,000	36,900	401,472	-	-	-	438,372	-	438,372
Conversion of debt to shares	15,474,000	154,740	1,234,355	-	-	-	1,389,095	-	1,389,095
Comprehensive loss from discontinued operations
Net results for the year	-	-	-	-	(80,233)	-	(80,233)		(80,233)
Foreign currency translation adjustments	-	-	-	-		1,246	1,246	-	1,246
Gain on disposal	-	-	-	-	958,855	-	958,855	-	958,855
	-	-	-	-	878,622	1,246	879,868		879,868
Balance at December 31, 2011	28,366,000	283,660	7,042,086	-	(7,923,182)	1,492	(595,944)	-	(595,944)

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2011

	2011	2010
Cash flows from operating activities
Cash flows from continuing operating activities
Net loss	$(1,034,314)	$(1,327,318)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Impairment of goodwill	-	785,585
Share-based payment	438,372	-
Changes in operating assets and liabilities:
Increase in amount due from a related company	-	(274,908)
Increase in accounts receivable	(396,295)	-
Increase in inventories	(52,570)	-
Increase in prepaid expenses	(175,123)	-
Increase in receipt in advance	20,588	-
Increase in accounts payable	792,482	-
Increase in amount due to a director	2,051	-
Increase in accrued expenses and other payables	142,375	-
Net cash used in continuing operating activities	(262,434)	(816,641)
Net cash used in discontinued operating activities	(144,522)	(878,900)
Net cash used in by operating activities	(406,956)	(1,695,541)
Cash flows from investing activities
Cash flows from continuing investing activities	-	-
Net cash used in discontinued investing activities (Include disposal of Water Scientific and GEBD BVI)	(31,465)	(11,902,481)
Net cash provided by investing activities	(31,465)	(11,902,481)
Cash flows from financing activities
Cash flows from continuing financing activities
Issuance of convertible note	128,200	-
Proceeds from short-term borrowings	275,775	-
Advance from related parties	162,179	816,641
Net cash provided by continuing financing activities	566,154	816,641
Net cash used in discontinued financing activities	116,483	11,702,426
Net cash provided by financing activities	682,637	12,519,067

Net (decrease)/increase in cash and cash equivalents
Continuing operations	303, 720	-
Discontinued operations	(59,504)	(1,078,955)
	244,216	(1,078,955)
Effect of foreign exchange rate changes on cash and cash equivalents
Continuing operations	1,492	-
Discontinued operations	2,769	(495,049)
	4,261	(495,049)
Cash and cash equivalents at beginning of year
Continuing operations	-	-
Discontinued operations	56,735	1,630,739
	56,735	1,630,739
Cash and cash equivalents at end of year
Continuing operations	305,212	-
Discontinued operations	-	56,735
	$305,212	$56,735
Cash paid for interest
Continuing operations	$-	$-
Discontinued operations	-	760,965
	-	760,965

Cash paid for income taxes
Continuing operations	$-	$-
Discontinued operations	-	584,095
	-	584,095

Non-cash financing activities
- Conversion of debt to shares	$1,389,095	$-

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

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

GMEC owns a wholly-owned subsidiary, Sharp Achieve Holdings Limited (BVI).  Sharp Achieve Holdings Limited (BVI) has a wholly-owned subsidiary, Super China Global Limited (BVI).  Super China Global Limited has four subsidiaries: 1) GME Holdings Limited which was incorporated February 18, 2011 and specialized in artiste and project management services; 2) Great China Media Limited which was incorporated February 1, 2011 and specialized in publication of magazines; 3) Great China Games Limited which was incorporated February 1, 2011and specialized in retail operation of video games and accessories and 4) GMEC Ventures Limited was incorporated June 1, 2011and specialized in investment holding.

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

In the opinion of the management, the comparative figures for the year ended December 31 2011 were reclassified to current presentation because the balances shown in previous filings represent the discontinued operations of GEBD BVI which were not relevant to the current operations.

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

By disposal of Water Scientific, the Company sold its ecological products operations. A summary of the balance sheet and income statement of Water Scientific, immediately before the Disposal, is presented as follow:

(i)	Summary of balance sheet
	March 31,2011 (Date of disposal)	December 31,2010
ASSETS
Cash and cash equivalents	$31,465		$56,735
Amount due from a related party	978,087		645,385
Prepaid expenses and other receivables	257		257
Property, plant & equipment, net	23,613		25,273
TOTAL ASSETS	$1,033,422		$727,650

LIABILITIES
Accounts payable	$-		$17,088
Notes payable	14,134		15,874
Accrued expenses and other payables	59,420		59,605
Receipt in advance	48,765		48,917
Amount due to a director	39,406		39,529
Amount due to related parties	1,821,202		1,418,620
Taxes payable	9,350		9,379
TOTAL LIABILITIES	1,992,277		$1,609,012

NET LIABILITIES	$958,855		$881,362

Represented by :
Gain on disposal of discontinued operations	$958,855	$	N/A

(ii)	Summary of income statement
	Three months ended March 31, 2011 (Date of disposal)	Year ended December 31, 2010
Revenue	$-	$-
Gross margin	-	-
Loss before provision for income taxes	(80,233)	(99,531)
Net loss for the period	$(80,233)	$(99,531)

The results of Water Scientific were not consolidated for the year ended December 31, 2010 as the Company acquired Water Scientific in October 2010.

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

(c)  Inventory

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

Land use rights of discontinued operations are amortized over 50 years.

There was no depreciation expense attributable to the continuing operation for the years ended December 31, 2011 and 2010.

Depreciation expense attributable to the discontinued operations of both Water Scientific and GEBD BVI for the years ended December 31, 2011 and 2010 was $1,582 and $3,475,598, respectively.

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

Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future events that could differ materially from actual results. There were no impairments of long-lived assets for the years ended December 31, 2011. The company impaired goodwill of $785,585 during the year ended December 31, 2010.

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the years ended December 31, 2011 and 2010, respectively.

(h) Fair value of financial instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, amount due from a related company, prepaid expenses and other receivables, accounts payable, accrued expenses and other payables, receipt in advance, short term borrowings, taxes payable and amount due to related parties.

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

(i) Revenue recognition

Revenue represents the invoiced value of goods sold or services rendered during the year, net of sales discounts and returns. Generally revenue is recognized when all of the following criteria are met:

-	Persuasive evidence of an arrangement exists,
-	Delivery has occurred or services have been rendered,
-	The seller’s price to the buyer is fixed or determinable, and
-	Collectability is reasonably assured

Revenue recognition policies for each of the major products and services of continuing operations are illustrated as follows:

(i)	Revenue from traditional paper magazines sales is recognized when magazines are sold to customers, net of sales return.
(ii)	Revenue from the provision of advertising services is recognized when services are rendered.
(iii)
Revenue from electronic content sales like iPhone and Android applications is recognized when receipt is confirmed by service providers. In 2011, the revenue generated from digital content is not significant to the publication of magazines operation.

(iv)	Revenue from provision of artist management, event management, and promotion for its clients is recognized when services are rendered.
(v)
Revenue from artist-related merchandising is recognized when receipt is confirmed by clients according to the relating predetermined agreements. In 2011, the revenue generated from artist-related merchandising is not significant to the artist management, event management, and promotion operation.

(vi)
Revenue from intellectual property rights on CD, DVD and video products is recognized upon delivery of products to customers. In 2011, the revenue generated from intellectual property rights is minimal to the artist management, event management, and promotion operation.

(vii)	Revenue from retail sales of video games and accessories is recognized upon delivery of goods to customers.

For discontinued ecological products operations, bottles productions and OEM bottled water operations, revenue is recognized when delivery has occurred.

(j)  Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2011 and 2010, there were no dilutive securities outstanding.

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

(m) Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The functional currency of the Company is the Hong Kong Dollar (HK$). Capital accounts of the consolidated financial statements are translated into United States dollars from HK$ at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year.  The translation rates are as follows:

	December 31, 2011	December 31, 2010

Year end HK$ : US$ exchange rate	0.1282	0.1282
Average period/yearly HK$ : US$ exchange rate	0.1282	0.1282

(n) Stock-based compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees, contractors and non-employee directors. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period.

On April 25, 2011, the Company issued 3,690,000 shares in aggregate for employee’s compensation and services rendered to the Company. The fair value of $438,372 is determined with refer to the closing stock price of $0.1188 on the date of issue.

(o) Recent accounting pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 5 – INVENTORIES

Inventories as of the balance sheet dates are summarized as follows:

	2011	2010
Raw materials	$7,109	$-
Trading inventories	45,461	-
Total	52,570	-

The raw materials represent the paper used in publication of magazines and the trading inventories represent the video games and accessories held for retail operations.

NOTE 6 –PREPAID EXPENSES

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

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of motor vehicle and office equipment. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	2011	2010
			Consolidated	Attributable to continuing operations
At cost:
Motor vehicle – hire purchase	5 years	$-	$28,680	$-
Office equipment	5 years	-	2,580	-
		-	31,260	-
Less: Accumulated depreciation		-	(5,987)	-

Property, plant and equipment, net		$-	$25,273	$-

There was no depreciation expense attributable to the continuing operations for the years ended December 31, 2011 and 2010 respectively. Depreciation expense attributable to the discontinued operations of both Water Scientific and GEBD BVI for the years ended December 31, 2011 and 2010 was $1,582 and $3,475,598, respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	2011	2010
		Consolidated	Attributable to continuing operations

Accrued expenses	$144,813	59,605	-
Other payables	338	-	-
	$145,151	59,605	$-

NOTE 9 – AMOUNT DUE TO A DIRECTOR

As of the balance sheet dates, the Company’s current amounts due to directors are summarized as follows:
	2011	2010
		Consolidated	Attributable to continuing operations

Mr. Stetson Chung	$-	$39,529	$-
Mr. Yau Wai Hung	$2,051	$-	$-

The amount due to Mr. Stetson Chung represents temporary advances from the director for the Company’s working capital. The balance is unsecured, interest free, and has no fixed terms of repayment. On January 28, 2011, Mr. Chung resigned as Chief Executive Officer and director of the Company.

The amount due to Mr. Yau Wai Hung represents temporary advances from the director for the Company’s working capital. The balance is unsecured, interest free, and has no fixed terms of repayment. During the reporting period, Mr. Yau was the Chief Executive Officer and director of the Company.

NOTE 10 – SHORT-TERM BORROWINGS

The short-term borrowings from Chan Tze King, Chung Stetson, Huang Jian Nan, Tam Kin Pong and Zeng Zhi Jian totaling $275,775 are unsecured, interest free and have no fixed repayment term.

NOTE 11 – AMOUNT DUE FROM/(TO) RELATED PARTIES

As of the balance sheet dates, the Company’s current accounts with the related companies are summarized as follows:

	2011	2010
		Consolidated	Attributable to continuing operations

Asia Choice International Limited	$-	$920,293	$-

Total amount due from a related party	$-	$920,293	$-

China Culture Limited	$109,583	$-	$-
Global Mania Empire Management Limited	51,314	-	-
Mr. Chan Ka Wai	-	(1,389,095)	-
Great East Packaging Holdings Limited (“GEPH”)	-	(1,693,528)	-

Total amount due to related parties	$160,897	$(3,082,623)	$-

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

On March 9, 2011, the Company acknowledged the execution of a Purchase and Assignment Agreement between GEBD BVI (the “Assignor”) and Mr. Chan Ka Wai (the “Assignee”) whereby the Assignor assigned the rights of a certain past due promissory note dated December 31, 2010, due by the Company in the principal amount of $1,389,095 (the “Note”) to the Assignee. As consideration for assignment of the Note by Assignor, Assignee agreed to pay Assignor or its designees consideration in the aggregate sum of $600,000. Thereafter, the Assignee provided notice to the Company that he elected to convert the debt represented by the Note into shares of common stock of the Company and the Company agreed to convert the Note into 15,474,000 shares of common stock of the Company. Assignee is one of the Company’s directors appointed during the reporting period.

NOTE 12–WEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

The calculation of weighted average number of shares for the year ended December 31, 2011 is illustrated as follows:
	2011
	Number of shares	Weighted average number of shares

At January 1, 2011	$9,202,000	$9,202,000
Share issuance completed on March 9, 2011 for debt conversion	15,474,000	12,633,567
Share issuance completed on April 25, 2011 for share based payment	3,690,000	3,108,020

At December 31, 2011	$28,366,000	$24,943,587

As of December 31, 2011 and 2010, there were no dilutive securities outstanding.

NOTE 13 –CONVERTIBLE NOTE

On June 1, 2011, the company issued a convertible note (the “Note”) to a third party with a maturity date of May 31, 2016. The total amount of the loan was to be $256,400. On June 30, 2011, the first installment of $128,200 was received according the loan agreement. According the loan agreement, the lender can call back the unused loan balance held by the borrower after 12 months from the date of the agreement. The note holder must give the Company a written notice six months prior to calling back the unused loan balance.

The note carries no interest and is convertible into common stock on the following basis:-

(a) The holder only can convert the note at any time before May 31, 2016 when the closing price of the Company’s stock one day prior to submitting the Converting Notice (the “Closing price”) is trading above $ 0.25.

(b) If the closing price of the Company’s stock is trading between $ 0.25 and $ 1.50, the holder may convert the note at the lower of $0.75 or a 30% discount from the closing price of the Company’s stock.

(c) If the closing price is trading above $1.50, the working day prior to submitting the Converting Notice will be set as the “Reference Day”.

(1) If the five days average closing price of the Company’s stock including the Reference Day and the closing price of the Company’s stock for the four subsequent days is trading below $1.50, the conversion amount will be governed by clause (b) stated above on the next working day.

(2) If the closing price of the Company’s stock on the forth day subsequent to the Reference Day is trading below $1.50, the convention will resume to clause (b) stated above on next working day.

(d)  If the five days average closing price of the Company’s stock including the reference day and the fourth day subsequent to the reference day are trading above $1.50, the holder may convert note at the higher of $0.75 or 50% discount of the closing price on the Reference Day.

(e)  If the holder does not convert the note under the clause (b) or (f) stated above, the note may be convertible only when the closing price of the Company’s stock is trading below $1.50 as per clause (b) stated above. The conversion price was not in the money when the note was issued.

The note was not in the money when issued as the closing price at the issue date was not pursuant to clause (a) stated above. Also, no equity component is identified by the management as the note was not exercisable under the clause (a) on December 31 2011 and up to the date of this report.

NOTE 14 – RELATED PARTY TRANSACTION

In addition to the transactions detailed elsewhere in these financial statements, the Company and its subsidiaries entered into the following material transactions with the related parties for the year ended December 31, 2011:

	2011	2010
From continuing operations
China Culture Limited
Rental charges paid by Company for offices and shop premises	$247,745	$-

China Culture Limited is a related party as it is a company owned by Mr. Chan Wing Hing, a Company director appointed during the reporting period.

In the opinion of directors, the above transaction was entered into by the company in the normal course of business.

NOTE 15 – CONTINGENCIES AND COMMITMENTS

As of December 31, 2011, the expected annual lease payments under operating leases are as follows:

For the year ending December 31,
2012	77,883
Total	77,883

NOTE 16 – SEGMENT REPORTING

The Company’s reportable segments of business include artist and project management services, publication of magazines and retail of video games and accessories.  Each of these segments is conducted in a separate corporation and each functions independently of the others. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

	2011	2010
Revenues from:
Continuing operations
Retail of video games and accessories	$1,623,956	$-
Publication of magazines	2,641,324	-
Artist and project management services	1,106,507	-
Corporate	-	-
	$5,371,787	$-
Discontinued operations	-	-
	$5,371,787	$-

Segment profit/(loss) from:
Retail of video games and accessories	$(68,251)	$-
Publication of magazines	(212,221)	-
Artist and project management services	(193,360)	-
Corporate	(560,482)	(1,327,318)
	$(1,034,314)	$(1,327,318)
Discontinued operations	878,622	(5,451,595)
	$(155,692)	$(6,778,913)

Segment profit of discontinued operations in 2011 represents the total of the net loss of Water Scientific up to 31 March 2011 $80,233 and the gain on disposal of Water Scientific $958,855. Segment loss of discontinued operations in 2010 represents the total of the net loss of Water Scientific of $99,531, net loss of GEBD BVI of $128,991and the loss on disposal of GEBD BVI $5,223,073.

Segment assets:	2011	2010

Retail of video games and accessories	$121,772	$-
Publication of magazines	291,861	-
Artist and project management services	482,882	-
Corporate	32,685	-
	$929,200	$-
Discontinued operations	-	1,002,558
	$929,200	$1,002,558

NOTE 17 - GOING CONCERN

As of December 31, 2011, the Company has accumulated deficits of $7,923,182, a negative working capital of $467,744, and also recorded a net loss from the continuing operations of $1,034,314 for the year then ended.

As of December 31, 2011 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 18– SUBSEQUENT EVENTS

On January 19, 2012 the Company entered into a subscription agreement (the “Agreement”) with Chan Ka Wai (the “Subscriber”) whereby the Subscriber purchased 28,500,000 shares of common stock from the Company (the “Shares”).  The purchase price of the shares was $ 519,200.  The Shares were acquired for long-term investment, and the transferability of the Shares is restricted.

On January 26, 2012 the Company converted certain advances totaling $56,460 into 9,410,000 shares of common stock of the Company.