Form 10-K/A
period 2010-12-31
GREAT CHINA MANIA HOLDINGS, INC.
filed 2012-04-24
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K/A-2

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
 Yes ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010:  N/A

As of April 1, 2011, there were 69,676,000 shares of the issuer’s common stock outstanding.

Documents incorporated by reference: None

Explanatory Note

The financial statements and notes in the Form 10-K for the year ended December 31, 2010 (filed April 15, 2011) inadvertently contained erroneous financial information.  The sole purpose of this amendment is to file corrected financial data.  No other changes have been made to the Form 10-K.  This Form 10-K/A-2 speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

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

	Twelve months ended December 31,
	2010	2009	Increase/(decrease)	% Increase/(decrease)
Revenue	$-	$-	$-	-%
Cost of sales	-	-	-	-%
Gross profit	-	-	-	-%
General & administrative	1,426,484	947,362	479,122	50.57%
Sales & marketing	-	-	-	-%
Income from operations	(1,426,484)	(947,362)	(479,122)	(50.57	) %
Other expense	(365)	-	(365)	N/A	%
Provision for taxation	-	-	-	-%
Minority interests	-	-	-	-%
Net income/(loss)	(1,426,849)	(947,362)	(479,487)	(50.61	) %

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

GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC

April 23, 2012	By:	/s/ YauWai Hung
	Name:	YauWai Hung
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 23, 2012	By:	/s/ YauWai Hung
		Name:	YauWai Hung
		Title:	Chief Executive Officer and Director

April 23, 2012	By:	/s/ YauWai Hung
		Name:	YauWai Hung
		Title:	Chief Executive Officer and Director (Acting Principal Accounting Officer)

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