Form 10-Q
period 2012-03-31
GREAT CHINA MANIA HOLDINGS, INC.
filed 2012-05-18
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-139008

GREAT CHINA MANIA HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2318378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1902, 19/F., Kodak House II,
321 Java Road , Hong Kong	n/a
(Address of principal executive offices)	(Zip Code)

(852) 2102-0101
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

The number of shares of Common Stock, $0.01 par value, outstanding on May 14, 2012 was 69,676,000.

GREAT CHINA MANIA HOLDINGS, INC. (FORMERLY KNOWN AS GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.) AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$283,210	$305,212
Accounts receivable	377,370	396,295
Inventories	42,243	52,570
Subscription receivable	519,210	-
Short term loan receivable	105,968	-
Prepaid expenses and other receivables	170,534	175,123
Total current assets	1,498,535	929,200

PROPERTY, PLANT & EQUIPMENT, NET	-	-

TOTAL ASSETS	$1,498,535	$929,200

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	1,033,209	792,482
Accrued expenses and other payables	98,360	145,151
Unearned revenue	30,953	20,588
Amount due to a director	-	2,051
Short-term borrowings	87,117	275,775
Amount due to related parties	24,526	160,897
Total current liabilities	1,274,165	1,396,944

LONG-TERM LIABILITIES
Convertible note	115,168	128,200
	115,168	128,200

TOTAL LIABILITIES	$1,389,333	$1,525,144

SHAREHOLDERS’ EQUITY
Common stock, par value $0.01; 375,000,000 shares authorized; 69,676,000 and 28,366,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	696,760	283,660
Additional paid in capital	7,354,228	7,042,086
Accumulated deficits	(7,943,276)	(7,923,182)
Accumulated other comprehensive loss	1,490	1,492

TOTALSHAREHOLDERS’ EQUITY	109,202	(595,944)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,498,535	$929,200

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2012	2011
CONTINUING OPERATIONS
REVENUES	$1,454,156	$878,853

COST OF SALES	1,019,301	621,550

GROSS PROFIT	434,855	257,303

EXPENSES
General and administrative	455,766	263,485
TOTAL OPERATING EXPENSES	455,766	263,485

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(20,911)	(6,182)

OTHER INCOME/(EXPENSE)
Other income	10,029	4,947
Other expenses	(9,212)	(3,411)
TOTAL OTHER INCOME	817	1,536

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(20,094)	(4,646)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(20,094)	$(4,646)

DISCONTINUED OPERATIONS
Net loss	-	(80,233)
Gain on disposal of discontinued operations	-	958,855

NET INCOME FROM DISCONTINUED OPERATIONS	$-	$878,622

NET (LOSS) / INCOME FOR THE PERIOD	$(20,094)	$873,976

OTHER COMPREHENSIVE INCOME	-	-

TOTAL COMPREHENSIVE (LOSS) / INCOME FOR THE PERIOD
Arising from continuing operations	(20,094)	(4,646)
Arising from discontinued operations	-	878,622

	$(20,094)	$873,976

LOSS PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	58,501,824	13,156,467

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2012	2011
Cash flows from operating activities
Net loss from continuing operations	$(20,094)	$(4,646)
Changes in operating assets and liabilities:
Decrease / (Increase) in accounts receivable	18,925	(306,677)
Decrease / (Increase) in inventories	10,327	(113,726)
Decrease / (Increase) in prepaid expenses and other receivables	4,589	(10,052)
Increase in accounts payable	240,727	208,432
Decrease in unearned revenue	10,365	3,551
(Decrease) / Increase in accrued expenses and other payables	(46,791)	90,641
Decrease in amount due to a director	(2,051)	-
Net cash provided by/(used in) continuing operating activities	215,997	(132,477)
Net cash used in discontinued operating activities	-	(144,522)
Net cash provided by/(used in) operating activities	215,997	(276,999)

Cash flows from investing activities
Net cash used in continuing investing activities	-	-
Net cash used in discontinued investing activities	-	(31,465)
Net cash used in investing activities	-	(31,465)

Cash flows from financing activities
(Decrease) / Increase in short term loan	(242,339)	66,686
Advance from short-term borrowings	17,382	138,055
Repayment of convertible note	(13,032)	-
Net cash (used in) / provided by continuing financing activities	(237,989)	204,741
Net cash provided by discontinued financing activities	-	116,483
Net cash (used in) / provided by financing activities	(237,989)	321,224

Net (decrease) / increase in cash and cash equivalents
Continuing operations	(21,992)	72,264
Discontinued operations	-	(59,504)
	(21,992)	12,760
Effect of foreign exchange rate changes
Continuing operations	(10)	-
Discontinued operations	-	2,769
	(10)	2,769
Cash and cash equivalents at beginning of period
Continuing operations	305,212	-
Discontinued operations	-	56,735
	305,212	56,735
Cash and cash equivalents at end of period
Continuing operations	283,210	72,264
Discontinued operations	-	-
	$283,210	$72,264
Supplemental disclosure of cash flows information:
Cash paid for interest
Discontinued operations	$-	$454

Non cash financing activities:
Conversion of debt to shares	$206,042	$1,382,170
Issuance of shares unpaid	519,210	-
	$725,252	$1,382,170

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great China Mania Holdings, Inc. (“GMEC” or the “Company”) was incorporated in Nevada on July 8, 1983. On October 26, 2010, the Company entered into an Acquisition Agreement with Mr. Wong Heong Kin to acquire 100% of Water Scientific Holdings Limited (“Water Scientific”) in exchange for 500,000 shares of common stock of the Company.

On December 30, 2010, the Company entered into an Asset Purchase and Sale Agreement with Mr. Chung A. Tsan Guy, to dispose Great East Bottles & Drinks (BVI) Inc.

In order to diversify the Company’s operations, several new subsidiaries have been formed and are now operating within the Company. From October 26, 2010 to March 31, 2011, Water Scientific was a subsidiary of the Company. In February 2011, three new subsidiaries of the Company were formed and have since maintained operations. These subsidiaries are Great China Media Limited (“GCM”), GME Holdings Limited (“GMEH”) and Great China Games Limited (“GCG”).  As of the date of this filing, our corporate structure is as follows:

Through 100% ownership of, Sharp Achieve Holdings Limited (BVI), and Super China Global Limited (BVI) GMEC operates three 100% owned subsidiaries: 1) GCM, which specialized in provision of electronic content; 2) GMEH, which specialized in artist management services; and 3) GCG, which specialized in retail sales of video games and accessories.

On March 31, 2011, the Company disposed Water Scientific and no longer carries on the operations of Water Scientific.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended March 31, 2012 and 2011 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong Dollar (HKD) for three months ended March 31, 2012 and 2011, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2012, the results of its operations and cash flows for the three months ended for March 31, 2012 and 2011.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for a full year period.

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

(e) Accounting for the impairment of long-lived assets

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

Impairment analyses are based on the current plans, intended holding periods and available market information at the time the analyses are prepared. If the estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the evaluation of impairment losses may be different and such differences could be material to the consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future events that could differ materially from actual results. There were no impairments of long-lived assets for the three months ended March 31, 2012 and 2011.

(f) Income tax

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the periods ended March 31, 2012 and 2011, respectively.

(g) Fair value of financial instruments

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

(h) Revenue recognition

Revenue represents the invoiced value of goods sold or services rendered during the year, net of sales discounts and returns. Generally revenue is recognized when all of the following criteria are met:

-	Persuasive evidence of an arrangement exists,
-	Delivery has occurred or services have been rendered,
-	The seller’s price to the buyer is fixed or determinable, and
-	Collectability is reasonably assured

Revenue recognition policies for each of the major products and services of continuing operations are illustrated as follows:

(i)	Revenue from electronic content sales like iPhone and Android applications is recognized when receipt is confirmed by service providers.
(ii)	Revenue from traditional paper magazines sales is recognized when magazines are sold to customers, net of sales return.
(iii)	Revenue from the provision of advertising services is recognized when services are rendered.
(iv)	Revenue from provision of artist management, event management, and promotion for its clients is recognized when services are rendered.
(v)	Revenue from artist-related merchandising is recognized when receipt is confirmed by clients according to the relating predetermined agreements.
(vi)	Revenue from intellectual property rights on CD, DVD and video products is recognized upon delivery of products to customers.
(vii)	Revenue from retail sales of video games and accessories is recognized upon delivery of goods to customers.

(i)	Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2012 and 2011, there were no dilutive securities outstanding.

(j) Use of estimates

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

(k) Comprehensive income

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

(l) Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The functional currency of the Company is Hong Kong Dollar (HKD). Capital accounts of the consolidated financial statements are translated into United States dollars from HKD at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the period.  The translation rates are as follows:

	March 31, 2012	December 31, 2011	March 31, 2011

Period end HKD : US$ exchange rate	0.1282	0.1282	0.1282
Average for the period HKD : US$ exchange rate	0.1282	0.1282	0.1282

(m) Recent accounting pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4 – INVENTORIES

Inventories as of the balance sheet dates are summarized as follows:

	March 31, 2012	December 31, 2011
Raw materials	$11,360	$7,109
Trading inventories	30,883	45,461
Total	$42,243	$52,570

The raw materials represent the paper used by GCM and the trading inventories represent the video games and accessories held by GCG.

NOTE 5 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	March 31, 2011	December 31, 2011

Prepaid expenses	$117,544	$157,827
Deposits paid	41,658	7,095
Other receivables	11,332	10,201
	$170,534	$175,123

Prepaid expenses consist of advance payments made third parties in the normal course of business operations with no interest and no fixed repayment terms. The Company evaluates the prepaid expenses on a periodic basis and charges to the current operations when the related expense has been incurred.

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	March 31, 2011	December 31, 2011

Accrued expenses	$18,213	$144,813
Deposits received	79,890	-
Other payables	257	338
	$98,360	$145,151

NOTE 7 – AMOUNT DUE TO A DIRECTOR

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	March 31, 2012	December 31, 2011

Mr. Yau Wai Hung	$-	$2,051

The amount due to Mr. Yau Wai Hung is an unsecured and interest free temporary advance with no fixed repayment terms. Mr. Yau was the Chief Executive Officer and director of the Company.

NOTE 8 – SHORT-TERM BORROWINGS

The short-term borrowings are unsecured, interest free advances from 3 non affiliate individuals with no fixed repayment term. During the reporting period, they converted a portion of the short term borrowings of $206,040 into 12,810,000 shares of Company’s common stock.

NOTE 9 – SHORT TERM LOAN RECEIVABLE

During the reporting period, the Company has granted a short term loan amounted to $105,968 to a third party company at 6% interest per annum with no fixed payment terms. The Compay has recognized $1,590 as interest income during the three months ended March 31, 2012 in conjunction with this short term loan.

NOTE 10 – AMOUNT DUE TO RELATED PARTIES

As of the balance sheet dates, the Company’s current accounts with the related companies are as follows:

	March 31, 2012	December 31, 2011

China Culture Limited (“CCL”)	$24,526	$109,583
Global Mania Empire Management Limited (“GME”)	-	51,314

Total amount due to related parties	$24,526	$160,897

The amount due to CCL is a temporary advance to the Company for working capital purpose. The balance is unsecured, interest free and has no fixed repayment term. CCL is 100% owned by one of the Company’s directors.

The amount due to GME is a temporary advance to the Company for working capital purpose. The balance is unsecured, interest free and has no fixed repayment term.

NOTE 11 – COMMON STOCK AND WEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

On January 19, 2012, the Company issued 28,500,000 shares of common stock for additional working capital to a major shareholder, who is an affiliate of the Company, for a consideration of $519,200. This amount has been reported as a Stock Subscription Receivable in the financial statements of the Company.

On January 26, 2012 the Company issued 9,410,000 shares of common stock to 3 non affiliate individuals for settlement of short term borrowings totaling of $149,450.

On March 20, 2012 the Company issued 3,400,000 shares of common stock to 1 non affiliate individual for settlement of  short term borrowings totaling $56,592

The calculation of common stock as at March 31, 2012 and weighted average number of shares for the three months ended March 31, 2012 is illustrated as follows:

	Number of shares	Weighted average number of shares

Issued and outstanding as of January 1, 2012	28,366,000	28,366,000
Issuance of share on January 19, 2012 for capital raising	28,500,000	22,862,637
Issuance of share on January 26, 2012 for debt conversion	9,410,000	6,824,835
Issuance of share on March 20, 2012 for debt conversion	3,400,000	448,352

Issued and outstanding as of March 31 2012	69,676,000	58,501,824

As of March 31, 2012 and March 31, 2011, there were no dilutive securities outstanding.

NOTE 12 –CONVERTIBLE NOTE

On June 1, 2011, the Company issued a non – interest bearing convertible note in the amount of $256,400 (the “Note”) to a third party note holder (“Note Holder”), which matures on May 31, 2016.  On June 30, 2011, the first installment of $128,200 was received. The Note bears a call back option exercisable by the Note Holder on the unused portion of the Note after 12 months from the date of the Note. The Note can be convertible into common stock of the Company by the Note Holder under certain conditions..  As of March 31, 2012, the Note did not qualify to be convertible under those conditions and is therefore not dilutive.

NOTE 13 – RELATED PARTY TRANSACTION

In addition to the transactions detailed elsewhere in these financial statements, the Company and its subsidiaries entered into the following material transactions with related parties for the three months ended March 31, 2012:

	2012	2011

Lease payment to CCL	$34,614	$47,590

NOTE 14 – CONTINGENCIES AND COMMITMENTS

As of March 31, 2012, the expected annual lease payments under the Company and its subsidiaries’ operating leases are as follows:

March 31, 2012
For the year ended December 31,
2012	99,563
2013	29,486
Total	129,049

NOTE 15 – SEGMENT REPORTING

The Company’s reportable segments of businesses include provision of electronic content operated by GCM, artist management services operated by GMEH and retail operation of video games and accessories operated by GCG. Each of these segments is conducted in a separate corporation and each functions independently of the others. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

	For the three months ended March 31,
	2012	2011
Revenues from:
Continuing operations
GCM	$625,170	$479,075
GMEH	435,318	294,010
GCG	393,668	105,768
Corporate	-	-
	$1,454,156	$878,853
Discontinued operations	-	-
	$1,454,156	$878,853

Segment net profit/(loss) from:
GCM	$15,825	$20,368
GMEH	10,635	11,452
GCG	(5,790)	(4,415)
Corporate	(40,764)	(32,051)
	$(20,094)	$(4,646)
Discontinued operations	-	878,622
	$(20,094)	$873,976

Net profit from discontinued operations of Water Scientific in 2011 consisted of $80,233 net loss from operations through  March 31, 2011 offset by $958,855 gain on disposal of discontinued operations.

Segment assets:	March 31, 2012	December 31, 2011

GCM	$327,038	$291,861
GMEH	463,673	482,882
GCG	89,107	121,772
Corporate	618,717	32,685
	$1,498,535	$929,200
Discontinued operations	-	-
	$1,498,535	$929,200

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

Except as otherwise indicated by the context, references in this Form 10-K to “we”, “us”, “our”, “the Registrant”, “our Company” or “the Company” are to Great China Mania Holdings, Inc., a Florida corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar”, “$” and “US$” are to United States dollars; (iv) “HKD” are to the Hong Kong Dollar; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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
2. Delivery has occurred;
3. The seller's price to the buyer is fixed or determinable; and
4. Collectability is reasonably assured.

Revenue recognition policies for each of the major products and services of continuing operations are illustrated as follows:

(i)	Revenue from electronic content sales like iPhone and Android applications is recognized when receipt is confirmed by service providers.
(ii)	Revenue from traditional paper magazines sales is recognized when magazines are sold to customers, net of sales return.
(iii)	Revenue from the provision of advertising services is recognized when services are rendered.
(iv)	Revenue from provision of artist management, event management, and promotion for its clients is recognized when services are rendered.
(v)	Revenue from artist-related merchandising is recognized when receipt is confirmed by clients according to the relating predetermined agreements.
(vi)	Revenue from intellectual property rights on CD, DVD and video products is recognized upon delivery of products to customers.
(vii)	Revenue from retail sales of video games and accessories is recognized upon delivery of goods to customers.

Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations – Three Months Ended March 31, 2012 as Compared to Three Months Ended March 31, 2011.

The following table summarizes the results of our operations during the three-month period ended March 31, 2012 and 2011, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended March 31, 2011 to the three-month period ended March 31, 2012.

	Three months ended March 31,		Increase
	2012	2011	(decrease)	% Change
Revenue
GCM	$625,170	$479,075	$146,095	30.50%
GMEH	435,318	105,768	329,550	311.58%
GCG	393,668	294,010	99,658	33.90%
	1,454,156	878,853	575,303	65.46%
Cost of sales
GCM	383,966	287,818	96,148	33.45%
GMEH	269,827	59,997	209,830	349.73%
GCG	365,508	273,735	91,773	33.48%
	1,019,301	621,550	397,751	63.99%
Gross profit
GCM	241,204	191,257	49,947	26.12%
GMEH	165,491	45,771	119,720	261.56%
GCG	28,160	20,275	7,885	38.89%
	434,855	257,303	177,552	69.01%
General & administrative	455,766	263,485	192,281	72.98%
Loss from operations	(20,911)	(6,182)	(14,729)	238.26%
Other income (expense)	817	1,536	(719)	(46.81%)
Provision for taxation	-	-	-	N/A

Net loss from continuing operations
GCM	$15,825	$20,368	$(4,543)	(22.30%)
GMEH	10,635	11,452	(817)	(7.13%)
GCG	(5,790)	(4,415)	(1,375)	(31.14%)
Corporate	(40,764)	(32,051)	(8,713)	(27.18%)
	$(20,094)	$(4,646)	$(15,448)	(332.50%)

Revenues

Revenues increased by $575,303 to $1,454,156 for the three months ended March 31, 2012 as compared to $878,853 for the same period in 2011. The increases were mainly due to increases in revenue from GCM, GMEH and GCG operations.

Sales revenue of GCM increased by $146,095 to $625,170 for the three months ended March 31, 2012 as compared to $479,075 for the same period in 2011, representing a 30.50% increase. The increase in revenue was mainly due to the increase in electronic content sales by $66,591 and traditional paper magazines sales by $79,504.

Sales revenue of GMEH increased by $329,550 to $435,318 for the three months ended March 31, 2012 as compared to $105,768 for the same period in 2011, representing a 311.58% increase. The increase in revenue was mainly due to GMEH commenced its operation only since March 2011 and therefore there was only 1 month revenue in first quarter ended March 31, 2011 as compared to 3 months revenues in the same quarter in 2012.

Sales revenue of GCG increased by $99,658 to $393,668 for the three months ended March 31, 2012 as compared to $294,010 for the same period in 2011, representing a 33.90% increase. The increase in revenue was mainly due to GCG commenced its operation only since February 2011 and therefore there were only 2 months revenue in the first quarter ended March 31, 2011 as compared to 3 months revenues in the same quarter in 2012.

Cost of sales

Cost of sales increased by $397,751 to $1,019,301 for the three months ended March 31, 2012 as compared to $621,550 for the same period in 2011. The increases were mainly due to increases in cost of sales from GCM, GMEH and GCG operations.

Cost of sales of GCM increased by $96,148 to $383,966 for the three months ended March 31, 2012 as compared to $287,818 for the same period in 2011, representing a 33.45% increase. The increase was mainly due to the increase of paper cost by $37,508, printer cost by $15,796, distribution fee by $7,806 and other production costs by $35,038.

Cost of sales of GMEH increased by $209,830 to $269,827 for the three months ended March 31, 2012 as compared to $59,997 for the same period in 2011, representing a 349.73% increase. The increase was mainly due to GMEH commenced its operation only since March 2011 and therefore there was only 1 month cost of sales in first quarter ended March 31, 2011 as compared to 3 months cost of sales in the same quarter in 2012.

Cost of sales of GCG increased by $91,773 to $365,508 for the three months ended March 31 of 2012 as compared to $273,735 in the same period in 2011, representing a 33.48% increase. The increase was mainly due to GCG commenced its operation only since February 2011 and therefore there were only 2 months cost of sales in the first quarter ended March 31, 2011 as compared to 3 months revenues in the same quarter in 2012.

Gross margin

Gross margin increased by $177,552 to $434,855 for the three months ended March 31, 2012 as compared to $257,303 for the same period in 2011. The increases were mainly due to increases gross margin from GCM, GMEH and GCG operations.

Gross margin of GCM increased by $49,947 to $241,204 for the three months ended March 31, 2012 as compared to $191,257 for the same period in 2011, representing a 26.12% increase. The increase was mainly due to the increase in sales from both electronic content and traditional paper magazine by $146,095 offset by the increase in cost of sales of traditional magazines by $96,148.

Gross margin of GMEH increased by $119,720 to $165,491 for the three months ended March 31 of 2012 as compared to $45,771 for the same period in 2011, representing a 261.56% increase. The increase was mainly due to GMEH commenced its operation only since March 2011 and therefore there was only 1 month gross margin in first quarter ended March 31, 2011 as compared to 3 months gross margin in the same quarter in 2012.

Gross margin of GCG increased by $7,885 to $28,160 for the three months ended March 31 of 2012 as compared to $20,275 for the same period in 2011, representing a 38.89% increase. The increase was mainly due to GCG commenced its operation only since February 2011 and therefore there were only 2 months gross margin in the first quarter ended March 31, 2011 as compared to 3 months gross margin in the same quarter in 2012.

General and administrative

The following table summarizes general and administrative expenses during the three-month period ended March 31, 2012 and 2011, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended March 31, 2011 to the three-month period ended March 31, 2012.

	Three months ended March 31,
	2012	2011	Increase (decrease)	% Change

Payroll cost	333,727	175,058	158,669	90.64%
Rental expenses	82,821	66,684	16,137	24.20%
Legal and professional fee	6,142	5,240	902	17.21%
Entertainment	3,104	-	3,104	N/A
Miscellaneous	29,972	16,503	13,469	81.62%
	455,766	263,485	192,281	72.98%

Payroll cost increased by $158,669 to $333,727 for the three months ended March 31, 2012 as compared to $175,058 for the same period in 2011, representing a 90.64% increase. The increase was mainly due to the fact that the  Company commenced its operation in February of 2011 and there was only 2 months of payroll costs in first quarter ended February 28, 2011 as compared to 3 months of payroll costs in the same quarter in 2012.

Miscellaneous expenses increased by $13,469 to $29,972 for the three months ended March 31 of 2012 as compared to $16,503 for the same period in 2011, representing an 81.62% increase. The increase was mainly due to the fact that the Company commenced its operation  in February 2011 and there were only 2 months of miscellaneous expenses in the first quarter ended March 31, 2011 as compared to 3 months miscellaneous expenses in the same quarter in 2012.

Net loss from continuing operations

Net loss from continuing operations increased by $15,448 to a net loss of $20,094 for the three months ended March 31, 2012 as compared to $4,646 for the same period in 2011.

Liquidity and Capital Resources

Cash

Our cash balance as of March 31, 2012 was $283,210, representing an increase of $210,946 as compared to $72,264 as of March 31, 2011. The increase of cash was mainly due to the operating cash inflows of 86,040, financing cash inflow of $123,414 and effect of foreign exchange rate changes on cash of $1,492 in aggregate..

Cash flow

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 amounted to $215,997 compared to net cash used in operating activities of $276,999 in the same period of 2011.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 amounted to $237,989 compared to net cash provided by financing activities of $321,224 in the same period of 2011.

Working capital

Our net current assets increased by $692,114 to $224,370 as of March 31, 2012 from net current liabilities of $467,744 as of March 31, 2011.

We currently generate our cash flow from our operations. We believe that our cash flow generated from operations will be sufficient to sustain our operations for at least the next 12 months.  There is no identifiable expansion plan as of March 31, 2012, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation does not have a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the three months ended March 31, 2012 were denominated in HKD and were converted into US dollars at the exchange rate of 7.8 to 1. There can be no assurance that HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of HKD relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, and our Principal Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in our internal control over financial reporting as of March 31, 2012:

1.
Insufficient accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of March 31, 2012.

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

ITEM 1A. RISK FACTORS

No material change since the filing of the 10-K on April 14, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 19, 2012 the Company entered into a subscription agreement to issue 28,500,000 shares of common stock (the “Shares”) to Chan Ka Wai, an affiliate and major shareholder of the Company, for a consideration of $ 519,200. The Shares were acquired for long-term investment and the transferability is restricted.

On January 26, 2012 the Company converted $149,450 short term borrowings into 9,410,000 shares of common stock of the Company.

On March 20, 2012 the Company converted $56,592 short term borrowings into 3,400,000 shares of common stock of the Company.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED].

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

GREAT CHINA MANIA HOLDINGS, INC.
(Registrant)

By:            /S/ Yau Wai Hung
Yau Wai Hung
Chief Executive Officer and Director

Date: May 17, 2012

By:           /S/ Yau Wai Hung
Yau Wai Hung
Chief Executive Officer and Director
(Acting Principal Accounting Officer)

Date: May 17, 2012