Form 10-K/A
period 2010-12-31
GREAT CHINA MANIA HOLDINGS, INC.
filed 2012-06-15
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K/A-3

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The following properties are leased by the Company and the Subsidiaries:

Entity	Locations and addresses	Areas	Rent	Leasing period until	Owner
GME Holdings Limited	Suite 1902, 19/F., Tower II, Kodak House, Quarry Bay, Hong Kong	2,853 square feet	$6,584 per month	July 27, 2012	China Vision Limited
Great China Media Limited	Room A, 18/F., Phase 1, Kingsford Industrial Building, 26-32 KwaiHei Street, Kwai Chung, N.T.,Hong Kong	4100 square feet	$21,795 per month	January 31, 2012	China Culture Limited
Great China Games Limited	Shop 16 and 20, G/F., Wonder Building, 161-175 FukWa Street, Shamshuipo, Kowloon, Hong Kong Shop 159, 1/F., Oriental 188, 188 Wan Chai Road, Hong Kong	350 square feet 60 square feet	$2,000 per month $1,923 per month in rent	May 31, 2012 July 18, 2012	China Culture Limited Lee FoonSiu

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

	Twelve Months ended December 31,
	2010	2009	Increase/ (decrease)	%Increase/ (decrease)
Revenue	$44,155,538	$47,845,825	$(3,690,287)	(7.71)%
Cost of sales	35,894,026	35,909,267	(15,241)	(0.04)%
Gross profit	8,261,512	11,936,558	(3,675,046)	(30.79)%
General & administrative	4,730,881	3,571,438	1,159,443	32.46%
Selling and distribution	1,030,958	1,031,579	(621)	(0.06)%
Operating income	2,499,673	7,333,541	(4,833,868)	(65.91)%
Other expense	(1,053,484)	(608,082)	(445,402)	73.25%
Total other expense	(1,198,067)	(745,682)	(452,385)	60.67%
Provision for taxation	382,125	1,159,279	(777,154)	(67.04)%
Net income attributable to noncontrolling interests	1,048,472	3,635,486	(2,587,014)	(71.16)%
Net income/(loss) from discontinued operations	(128,991)	1,793,095	(1,922,086)	N/A %

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

GREAT CHINA MANIA HOLDINGS, INC

June 14, 2012	By:	/s/
	Name:	Yau Wai Hung
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 14, 2012	By:	/s/ YauWai Hung
		Name:	YauWai Hung
		Title:	Chief Executive Officer and Director (Acting Principal Executive Officer)

June 14, 2012	By:	/s/ Yau Wai Hung
		Name:	Yau Wai Hung
		Title:	Chief Executive Officer and Director (Acting Principal Accounting Officer)

June 14, 2012	By:	/s/ Wing Hing Chan
		Name:	Wing Hing Chan
		Title:	Director

June 14, 2012	By:	/s/ Wai Kit Cheung
		Name:	Wai Kit Cheung
		Title:	Director

June 14, 2012	By:	/s/ Kwan Yin Roy Wong
		Name:	Kwan Yin Roy Wong
		Title:	Director

June 14, 2012	By:	/s/ Chan Ka Wai
		Name:	Chan Ka Wai
		Title:	Director

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

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(Restated)
	2010	2009
Assets
Current assets
Cash and cash equivalents	$56,735	$1,630,739
Restricted cash	-	9,771,965
Accounts receivable	-	5,620,841
Inventories	-	4,348,410
Amount due from a related party	920,293	-
Prepaid expenses and other receivables	257	2,074,952
Total current assets	977,285	23,446,907

Property, plant & equipment, net	25,273	33,661,061
Land use rights, net	-	614,116
Total assets	$1,002,558	$57,722,084

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$17,088	$4,632,352
Notes payable – trading	-	1,725,727
Note payable – motor vehicle	7,126	-
Accrued expenses and other payables	59,605	943,610
Receipt in advance	48,917	527,287
Amount due to a director	39,529	-
Amount due to related parties	3,082,623	16,431,222
Taxes payable	9,379	537,520
Current maturities of long-term bank loans	-	7,967,013
Total current liabilities	3,264,267	32,764,731
Long-term bank loan	-	3,135,712
Long-term note payable – motor vehicle	8,748	-
Total liabilities	3,273,015	35,900,443

Shareholders’ equity
Common stock, Par value $0.01; 375,000,000 shares authorized; $0.01 par value; 9,202,000 and 40,200,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively	92,020	402,000
Additional paid in capital	5,406,259	3,335,106
PRC statutory reserves	-	919,146
Retained earnings/(accumulated deficit)	(7,767,490)	658,399
Accumulated other comprehensive (loss)/income	(1,246)	1,557,163
Total shareholders’ equity attributable to the Company	(2,270,457)	6,871,814

Non controlling interests	-	14,949,827
Total shareholders’ equity	(2,270,457)	21,821,641

Total liabilities and shareholders’ equity	$1,002,558	$57,722,084

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2010 and 2009
(Restated)

	2010	2009
Continuing operations
Revenue	$-	$-
General and administrative	1,426,484	947,362

Operating loss	(1,426,484)	(947,362)

Other income/(expense)
Other income	(17)	-
Other expenses	(348)	-
Total other expense	(365)	-

Loss before provision for income taxes	(1,426,849)	(947,362)
Provision for income taxes	-	-

Net loss from continuing operations	(1,426,849)	(947,362)

Discontinued operations
Net results for the year attributable to the Company	(128,991)	1,893,095
Loss on disposal of discontinued operations	(5,223,073)	-
Net (loss)/profit from discontinued operations	(5,352,064)	1,893,095

Net (loss)/income for the year	(6,778,913)	945,733

Other comprehensive (loss)/income attributable to shareholders
(Loss)/gain on foreign exchange translation
- Arising from continuing operations	(1,246)	-
- Arising from discontinued operations	467,708	(56,645)
	466,462	(56,645)

Total comprehensive (loss)/income attributable to shareholders
- Arising from continuing operations	(1,428,095)	(947,362)
- Arising from discontinued operations	(4,884,356)	1,836,450
Total comprehensive (loss)/income	(6,312,451)	889,088

Earnings per share for continuing operations, basic and diluted	(0.04)	(0.02)

Weighted average number of shares outstanding	40,204,115	40,083,836

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
AND COMPREHENSIVE INCOME
Years ended December 31, 2010 and 2009
(Restated)
	Common stock		Additional paid in capital	Capital reserves	(Accumulated deficit)/ retained earnings	Accumulated other comprehensive income	Shareholders’ equity attributable to Great East Bottles and Drinks (China) Holdings, Inc. and subsidiaries	Non- controlling interest	Total equity
	Number of shares	Amount

Balance at January 1, 2009	40,000,000	$400,000	$3,237,106	$830,672	$(198,860)	$1,613,808	$5,882,726	$11,315,357	$17,198,083

Net income/(loss) for the year					945,733	-	945,733	3,635,486	4,581,219
- Continuing operations	-	-	-	-	(947,362)	-	(947,362)	-	(947,362)
- Discontinued operations	-	-	-	-	1,893,095	-	1,893,095	3,635,486	5,528,581

Share-based payment	200,000	2,000	98,000	-	-	-	100,000	-	100,000

Transfer from retained earnings to PRC statutory reserves	-	-	-	88,474	(88,474)	-	-	-	-

Foreign currency translation adjustments	-	-	-	-	-	(56,645)	(56,645)	(1,016)	(57,661)

Balance at December 31, 2009	40,200,000	$402,000	$3,335,106	$919,146	$658,399	$1,557,163	$6,871,814	$14,949,827	$21,821,641

Net loss for the year - continuing operations	-	-	-	-	(1,426,849)	-	(1,426,849)	-	(1,426,849)

Foreign currency translation adjustments	-	-	-	-	-	(1,246)	(1,246)	-	(1,246)

Comprehensive loss from discontinued operations
Net results for the year	-	-	-	-	(128,991)	-	(128,991)	1,048,472	919,481
Foreign currency translation adjustments	-	-	-	-	-	467,708	467,708	895,534	1,363,242
Loss on disposal	-	-	-	-	(5,223,073)	-	(5,223,073)	-	(5,223,073)
	-	-	-	-	(5,352,064)	467,708	(4,884,356)	1,944,006	(2,940,350)

Acquisition of Water Scientific	500,000	5,000	-	-	-	-	5,000	-	5,000

Disposal of GEBD BVI	(31,498,000)	(314,980)	2,071,153	(919,146)	(1,646,976)	(2,024,871)	(2,834,820)	(16,893,833)	(19,728,653)

Balance at December 31, 2010	9,202,000	92,020	5,406,259	-	(7,767,490)	(1,246)	(2,270,457)	-	(2,270,457)

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

Amortization expense attributable to the land use rights of discontinued operation for the years ended December 31, 2010 and 2009 was $21,610 and $15,624, respectively. There are no land use rights in the Company’s continuing operations,

(h)Accounting for the impairment of long-lived assets

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

(i)Income tax

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

(m)Use of estimates

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

(n)Comprehensive income

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

(o)Foreign currency translation

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

(p)Stock-based compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees, contractors and non-employee directors. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period.

(q)Recent accounting pronouncements

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
Subsequent to the balance sheet date, on March 9, 2011, GEBD BVI assigned the rights of the entire amount due by the Company to Mr. Chan KaWai. Thereafter, Mr. Chan elected to convert the debt into shares and the Company agreed to convert the amount into 15,474,000 shares of common stock of the Company.  Mr. Chan KaWai was appointed as one of the Company’s directors on February 15, 2011.

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

NOTE 13– SUBSEQUENT EVENTS

Pursuant to a private Stock Purchase Agreement dated January 25, 2011, between Mr. Chung A. Tsan Guy and Mr. Chan KaWai, Mr. Chung sold 6,099,400 shares of common stock of the Company to Mr. Chan for a total purchase price of $548,964 or $0.09 per share.  According to this transaction, a change of control of the company has occurred.

On January 28, 2011, Mr. Stetson Chung resigned as Chief Executive Officer and Mr. Danny Poon also resigned as Chief Financial Officer of the Company.

On February 15, 2011 Mr. Cheung Wai Kit and Mr. Chan KaWai were appointed as directors of the Company. On that same day, Mr. Stetson Chung resigned as director of the Company.

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