Form 10-Q
period 2012-06-30
GREAT CHINA MANIA HOLDINGS, INC.
filed 2012-08-14
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-139008

GREAT CHINA MANIA HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2318378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1902, 19/F., Kodak House II,
321 Java Road, Hong Kong	n/a
(Address of principal executive offices)	(Zip Code)

(852) 2102-0101
(Registrant’s telephone number, including area code)
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of Common Stock, $0.01 par value, outstanding on August 10, 2012 was 69,676,000.

GREAT CHINA MANIA HOLDINGS, INC. (FORMERLY KNOWN AS GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.) AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements
Unaudited Condensed Consolidated Balance Sheets, June 30, 2012 and December 31, 2011
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Six Months ended June 30, 2012 and 2011
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011
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

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$206,172	$305,212
Accounts receivable	473,258	396,295
Inventories	25,613	52,570
Short term loan receivable	108,348	-
Prepaid expenses and other receivables	161,291	175,123
Total current assets	974,682	929,200

PROPERTY, PLANT & EQUIPMENT, NET	-	-

TOTAL ASSETS	$974,682	$929,200

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	1,035,336	792,482
Accrued expenses and other payables	72,430	145,151
Unearned revenue	22,465	20,588
Amount due to a director	-	2,051
Short-term borrowings	146,846	275,775
Convertible note payable, net of discount of $31,339	18,988	-
Amount due to related parties	40,780	160,897
Total current liabilities	1,336,845	1,396,944

LONG-TERM LIABILITIES
Long-term convertible note	31,303	128,200
	31,303	128,200

TOTAL LIABILITIES	$1,368,148	$1,525,144

SHAREHOLDERS’ EQUITY
Common stock, par value $0.01; 375,000,000 shares authorized; 69,676,000 and 28,366,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	696,760	283,660
Additional paid in capital	7,391,835	7,042,086
Accumulated deficits	(7,986,759)	(7,923,182)
Accumulated other comprehensive income	1,492	1,492
Less: Subscription receivable	(496,794)	-

TOTALSHAREHOLDERS’ EQUITY	(393,466)	(595,944)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$974,682	$929,200

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
CONTINUING OPERATIONS
REVENUES	$1,192,442	$1,281,896	$2,646,598	$2,160,749

COST OF SALES	806,815	1,010,245	1,826,116	1,631,795

GROSS PROFIT	385,627	271,651	820,482	528,954

EXPENSES
General and administrative	421,243	492,474	877,009	755,959
Amortization of discount of convertible note	6,268	-	6,268	-
TOTAL OPERATING EXPENSES	427,511	492,474	883,277	755,959

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(41,884)	(220,823)	(62,795)	(227,005)

OTHER INCOME/(EXPENSE)
Other income	1,566	(2,346)	10,005	2,601
Interest income	3,179	-	4,769
Interest expense	(327)	-	(327)	-
Other expenses	(6,017)	(21,316)	(15,229)	(24,727)
TOTAL OTHER EXPENSE	(1,599)	(23,662)	(782)	(22,126)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(43,483)	(244,485)	(63,577)	(249,131)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(43,483)	(244,485)	$(63,577)	$(249,131)

DISCONTINUED OPERATIONS
Net loss	-	-	-	(80,233)
Gain on disposal of discontinued operations	-	-	-	958,855

NET INCOME FROM DISCONTINUED OPERATIONS	$-	$-	$-	$878,622

NET(LOSS) / INCOME FOR THE PERIOD	$(43,483)	(244,485)	$(63,577)	$629,491

OTHER COMPREHENSIVE INCOME	-	-	-	-

TOTAL COMPREHENSIVE(LOSS) / INCOME FOR THE PERIOD
Arising from continuing operations	(43,483)	(244,485)	(63,577)	(249,131)
Arising from discontinued operations	-	-	-	878,622

	$(43,483)	(244,485)	$(63,577)	$629,491

LOSS PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$(0.00)	(0.01)	$(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	69,676,000	24,676,000	64,404,956	18,948,055

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2012	2011
Cash flows from operating activities
Net loss from continuing operations	$(63,577)	$(249,131)
Amortization of discount on Convertible Note	6,268	-
Accrued interest expense	327	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(76,963)	(339,971)
Decrease /(Increase) in inventories	26,957	(124,440)
Decrease /(Increase) in prepaid expenses and other receivables	13,832	(62,301)
Increase in accounts payable	242,854	495,664
Decrease in unearned revenue	1,879	67,228
(Decrease) /Increase in accrued expenses and other payables	(72,721)	99,779
Decrease in amount due to a director	(2,051)	-
Net cash provided by/(used in) continuing operating activities	76,805	(113,172)
Net cash used in discontinued operating activities	-	(144,522)
Net cash provided by/(used in) operating activities	76,805	(257,694)

Cash flows from investing activities
Net cash used in continuing investing activities	-	-
Net cash used in discontinued investing activities	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Decrease in subscription receivable	22,416	-
Advance from short-term borrowings	77,111	177,666
(Decrease) /Increase in amount due to a related company	(228,465)	127,729
Issuance of convertible note	50,000	128,200
Repayment of convertible note	(96,907)	-
Net cash (used in) / provided by continuing financing activities	(175,845)	433,595
Net cash provided by discontinued financing activities	-	116,483
Net cash (used in) /provided by financing activities	(175,845)	550,078

Net (decrease) /increase in cash and cash equivalents
Continuing operations	(99,040)	320,423
Discontinued operations	-	(28,039)
	(99,040)	292,384
Effect of foreign exchange rate changes
Continuing operations	-	1,493
Discontinued operations	-	2,769
	-	4,262
Cash and cash equivalents at beginning of period
Continuing operations	305,212	-
Discontinued operations	-	56,735
	305,212	56,735
Cash and cash equivalents at end of period
Continuing operations	206,172	321,916
Discontinued operations	-	31,465
	$206,172	$353,381
Supplemental disclosure of cash flows information:
Non cash financing activities:
Conversion of debt to shares	$206,042	$1,382,170
Issuance of shares unpaid	519,210	-
	$725,252	$1,382,170
See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

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

Through 100% ownership of Sharp Achieve Holdings Limited (BVI) and Super China Global Limited (BVI), GMEC operates three 100% owned subsidiaries: 1) GCM, which specializes in provision of electronic media; 2) GMEH, which specializes in artist management services; and 3) GCG, which specializes in the retail sales of video games and accessories.

On March 31, 2011, the Company disposed of Water Scientific.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three and six months ended June 30, 2012 and 2011 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong Dollar (HKD) for three and six months ended June 30, 2012 and 2011, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2012, the results of its operations and cash flows for the three and six months ended for June 30, 2012 and 2011.

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for a full year period.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Economic and political risk

The Company’s continuing operations and discontinued operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in the Hong Kong may influence the Company’s business, financial condition, and results of operations.

The Company’s major operations in Hong Kong are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

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

Impairment analyses are based on the current plans, intended holding periods and available market information at the time the analyses are prepared. If the estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the evaluation of impairment losses may be different and such differences could be material to the consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future events that could differ materially from actual results. There were no impairments of long-lived assets for the six months ended June 30, 2012 and 2011.

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the periods ended June 30, 2012 and 2011, respectively.

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

(h) Revenue recognition

Revenue represents the invoiced value of goods sold or services rendered during the year, net of sales discounts and returns. Generally revenue is recognized when all of the following criteria are met:

-	Persuasive evidence of an arrangement exists,
-	Delivery has occurred or services have been rendered,
-	The seller’s price to the buyer is fixed or determinable, and
-	Collectability is reasonably assured

Revenue recognition policies for each of the major products and services of continuing operations are illustrated as follows:
(i)	Revenue from electronic content sales like iPhone and Android applications is recognized when receipt is confirmed by service providers.
(ii)	Revenue from traditional paper magazines sales is recognized when magazines are sold to customers, net of sales returns.
(iii)	Revenue from advertising services is recognized when services are rendered.
(iv)	Revenue from artist management, event management, and promotion for its clients is recognized when services are rendered.
(v)	Revenue from artist-related merchandising is recognized when receipt is confirmed by clients according to the agreements.
(vi)	Revenue from intellectual property rights on CD, DVD and video products is recognized upon delivery of products to customers.
(vii)	Revenue from retail sales of video games and accessories is recognized upon delivery of goods to customers.

(i)  Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2012 and 2011, there were no dilutive securities outstanding.

(j) Use of estimatesj
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

	June 30, 2012	December 31, 2011	June 30, 2011

Period end HKD : US$ exchange rate	0.1282	0.1282	0.1282
Average for the period HKD : US$ exchange rate	0.1282	0.1282	0.1282

(m) Recent accounting pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4 – INVENTORIES

Inventories as of the balance sheet dates are summarized as follows:

	June 30, 2012	December 31, 2011

Raw materials	$6,951	$7,109
Trading inventories	18,662	45,461
Total	$25,613	$52,570

The raw materials represent the paper used by GCM and the trading inventories represent the video games and accessories held by GCG.

NOTE 5 –PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	June 30, 2012	December 31, 2011

Prepaid expenses	$141,630	$157,827
Deposits paid	11,890	7,095
Other receivables	7,771	10,201
	$161,291	$175,123

Prepaid expenses consist of advance payments made third parties in the normal course of business operations with no interest and no fixed repayment terms. The Company evaluates the prepaid expenses on a periodic basis and charges to the current operations when the related expense has been incurred.

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	June 30, 2011	December 31, 2011

Accrued expenses	$10,895	$144,813
Deposits received	61,535	-
Other payables	-	338
	$72,430	$145,151

NOTE 7 – AMOUNT DUE TO A DIRECTOR

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	June 30, 2012	December 31, 2011

Mr. Yau Wai Hung	$-	$2,051

The amount due to Mr. Yau Wai Hung is an unsecured and interest free temporary advance with no fixed repayment terms. Mr. Yau was the Chief Executive Officer and director of the Company.

NOTE 8 – SHORT-TERM BORROWINGS

The short-term borrowings are unsecured, interest free advances from three non affiliate individuals with no fixed repayment term. During the reporting period, those individuals converted a portion of the short term borrowings of $206,042 into 12,810,000 shares of Company’s common stock.

NOTE 9 – SHORT TERM LOAN RECEIVABLE

During the reporting period, the Company has granted a short term loan amounted of $108,348 to a third party company at 6% interest per annum with no fixed payment terms. The Company has recognized $4,729 as interest income during the six months ended June 30, 2012 in conjunction with this short term loan.

NOTE 10 – AMOUNT DUE TO RELATED PARTIES

As of the balance sheet dates, the Company’s current accounts with the related companies are as follows:

	June 30,2012	December 31, 2011

China Culture Limited (“CCL”)	$40,780	$109,583
Global Mania Empire Management Limited (“GME”)	-	51,314

Total amount due to related parties	$40,780	$160,897

The amount due to CCL is a temporary advance to the Company for working capital purpose. The balance is unsecured, interest free and has no fixed repayment term. CCL is 100% owned by one of the Company’s directors.

The amount due to GME is a temporary advance to the Company for working capital purpose. The balance is unsecured, interest free and has no fixed repayment term.

NOTE 11 – COMMON STOCK ANDWEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

On January 19, 2012, the Company entered into a stock subscription agreement and issued 28,500,000 shares of common stock to a shareholder, who is an affiliate of the Company, for a consideration of $519,200. During the reporting period, the major shareholder paid $22,406 and the remaining balance of $496,794 has been reported as Subscription Receivable in the financial statements of the Company.

On January 26, 2012 the Company issued 9,410,000 shares of common stock to three non affiliate individuals for settlement of short term borrowings totaling $149,450.

On March 20, 2012 the Company issued 3,400,000 shares of common stock to one non affiliate individual for settlement of short term borrowings totaling $56,592

The calculation of common stock as at June 30, 2012 and weighted average number of shares for the six months ended June 30, 2012 is illustrated as follows:
	Number of shares	Weighted average number of shares

Issued and outstanding as of January 1, 2012	28,366,000	28,366,000
Stock Subscription receivable	28,500,000	25,837,912
Issuance of share on January 26, 2012 for debt conversion	9,410,000	8,220,824
Issuance of share on March 20, 2012 for debt conversion	3,400,000	1,980,220

Issued and outstanding as of June 30 2012	69,676,000	64,404,956

As of June 30, 2012 and December 31, 2011, there were no dilutive securities outstanding.

NOTE 12 – CONVERTIBLE NOTE

On June 1, 2011, the Company issued a non – interest bearing convertible note in the amount of $256,400 (the “Note 1”) to a third party note holder (“Holder 1”),which matures on May 31, 2016. On June 30, 2011, the first installment of $128,200 was received. The Note 1 bears a call back option exercisable by Holder 1 on the unused portion of the Note 1 after 12 months from the date of the Note 1. The Note 1 can be convertible into common stock of the Company by the Holder 1 under certain conditions. As of June 30, 2012, the Note 1 did not qualify to be convertible under those conditions and is therefore not dilutive.

On May 31, 2012, the Company issued an 8% convertible note in the amount of $50,000 (the “Note 2”) to another third party note holder (“the Holder 2”), which matures on March 4, 2013 and had been fully received on June 20, 2012.The outstanding principal balance plus any accrued interest under the Note 2 is convertible into common stock of the Company after 180 days from the date of issued with a 42% discount over the convertible price upon the option of the Holder 2. The convertible price is determined by the average of the lowest 3 closing bid price out of 10 days prior to the Conversion Date. In the same day, the related beneficial conversion feature on Note 2 (“discount on note”) totaling $37,607 was included in additional paid in capital as of June 30, 2012. The discount is being amortized using the effective interest method over the life of the Note 2. The total interest relation to the Note 2 was $6,595 which consist interest expenses of $327 and amortization of discount of $6,268 for the six months ended June 30, 2012. The gross outstanding balance Note 2 at June 30, 2012 was $ 50,327 less the unamortized discount of $31,339 totaling $18,988. As of June 30, 2012, the Note 2 did not qualify to be convertible under those conditions and is therefore not dilutive.

The convertible note as at June 30, 2012 and 2011 are summarized as follows

	June 30,2012	December 31, 2011

Non-interest bearing convertible note –Non - current liabilities	$31,303	$128,200
8% convertible note , net (included accrued interest expense of $327 less unamortized discount of $31,339) Current liabilities	18,988	-

	$50,291	$128,200

NOTE 13 – RELATED PARTY TRANSACTION

In addition to the transactions detailed elsewhere in these financial statements, the Company and its subsidiaries entered into the following material transactions with related parties for the six months ended June 30, 2012 and 2011:

	2012	2011

Lease payment to CCL	$53,844	$116,975

NOTE 14 – CONTINGENCIES AND COMMITMENTS

At of June 30, 2012, the expected annual lease payments under the Company and its subsidiaries’ operating leases are as follows:
June 30, 2012
For the year ended December 31,
2012	385,557
2013	114,410
2014	63,000
Total	562,967

NOTE 15 – SEGMENT REPORTING

The Company’s reportable segments of businesses include electronic media operated by GCM, artist management services operated by GMEH and the retail operation of video games and accessories operated by GCG. Each of these segments is conducted in a separate corporation and each functions independently of the others. The Company has no sales between segments.
Financial information of the Company’s business segments is as follows:

	For the six months ended June 30,
	2012	2011
Revenues from:
Continuing operations
GCM	$1,234,666	$1,192,257
GMEH	880,883	332,923
GCG	531,049	635,569
Corporate	-	-
	$2,646,598	$2,160,749
Discontinued operations	-	-
	$2,646,598	$2,160,749
Segment net profit/(loss) from:
GCM	$31,030	$(99,069)
GMEH	26,133	(55,047)
GCG	(23,536)	(23,029)
Corporate	(97,204)	(71,986)
	$(63,577)	$(249,131)
Discontinued operations	-	878,622
	$(63,577)	$629,491

Net profit from discontinued operations of Water Scientific in 2011 consisted of $80,233 net loss from operations through March 31, 2011 offset by $958,855 gain on disposal of discontinued operations.

Segment assets:	June 30,2012	December 31, 2011

GCM	$268,785	$291,861
GMEH	540,502	482,882
GCG	52,833	121,772
Corporate	112,562	32,685
	$974,682	$929,200
Discontinued operations	-	-
	$974,682	$929,200

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
2. Delivery has occurred;
3. The seller's price to the buyer is fixed or determinable; and
4. Collectability is reasonably assured.

Revenue recognition policies for each of the major products and services of continuing operations are illustrated as follows:

(i)	Revenue from electronic content sales like iPhone and Android applications is recognized when receipt is confirmed by service providers.
(ii)	Revenue from traditional paper magazines sales is recognized when magazines are sold to customers, net of sales returns.
(iii)	Revenue from advertising services is recognized when services are rendered.
(iv)	Revenue from artist management, event management, and promotion of clients is recognized when services are rendered.
(v)	Revenue from artist-related merchandising is recognized when receipt is confirmed by clients according to the agreements.
(vi)	Revenue from intellectual property rights on CD, DVD and video products is recognized upon delivery of products to customers.
(vii)	Revenue from retail sales of video games and accessories is recognized upon delivery of goods to customers.

Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations – Three Months Ended June 30, 2012 as Compared to Three Months Ended June 30, 2011.

The following table summarizes the results of our operations during the three-month period ended June 30, 2012 and 2011, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended June 30, 2011 to the three-month period ended June 30, 2012.

	Three months ended June 30,
	2012	2011	Increase (decrease)	% Change
Revenue
GCM	$609,496	$713,182	$(103,686)	(14.54%)
GMEH	445,565	227,155	218,410	96.15%
GCG	137,381	341,559	(204,178)	(59.78%)
	1,192,442	1,281,896	(89,454)	(6.98%)
Cost of sales
GCM	388,540	539,641	(151,101)	(28.00%)
GMEH	288,512	146,808	141,704	96.52%
GCG	129,763	323,796	(194,033)	(59.92%)
	806,815	1,010,245	(203,430)	(20.14%)
Gross profit
GCM	220,956	173,541	47,415	27.32%
GMEH	157,053	80,347	76,706	95.47%
GCG	7,618	17,763	(10,145)	(57.11%)
	385,627	271,651	113,976	41.96%
General & administrative	427,511	492,474	(64,963)	(13.19%)
Loss from operations	(41,884)	(220,823)	(178,939)	(81.03%)
Other income (expense)	(1,601)	(23,662)	(22,061)	(93.23%)
Provision for taxation	-	-	-	N/A

Net loss from continuing operations
GCM	$15,205	$(119,437)	$134,642	(112.73%)
GMEH	15,498	(66,499)	81,997	(123.31%)
GCG	(17,746)	(18,614)	868	(4.66%)
Corporate	(76,534)	(39,935)	(36,599)	91.65%
	$(63,577)	$(244,485)	$180,908	(74.00%)

Revenues

Revenues decreased by $89,454 to $1,192,442 for the three months ended June 30, 2012 as compared to $1,281,896 for the same period in 2011. The decreases were mainly due to increases in revenue from GMEH operation offset by the decrease in revenue from GCM, and GCG operations.

Sales revenue of GCM decreased by $103,686 to $609,496 for the three months ended June 30,2012as compared to $713,182 for the same period in 2011, representing a 14.54% decrease. The decrease in revenue was mainly due to the decrease of traditional paper magazines sales by $157,435 offset by the increase in electronic content sales by $53,749.

Sales revenue of GMEH increased by $218,410 to $445,565 for the three months ended June 30, 2012 as compared to $227,155 for the same period in 2011, representing a 96.15% increase. The increase in revenue was mainly due to the increase of income generated from movies productions during the reporting period.

Sales revenue of GCG decreased by $204,178 to $137,381 for the three months ended June 30, 2012 as compared to $341,559 for the same period in 2011, representing a 59.78% decrease. The decrease in revenue was mainly due to the closure of a retail shop in May 2012.

Cost of sales

Cost of sales decreased by $203,430 to $806,815 for the three months ended June 30, 2012 as compared to $1,010,245 for the same period in 2011. The decreases were mainly due to decreases in cost of sales from GCM, and GCG operations offset by the increases in cost of sales from GMEH.

Cost of sales of GCM decreased by $151,101 to $388,540 for the three months ended June 30, 2012 as compared to $539,641 for the same period in 2011, representing a 28% decrease. The decrease was mainly due to the decrease of paper cost by $49,047, printer cost by $52,098, distribution fee by $44,753 and other production costs by $5,203.

Cost of sales of GMEH increased by $141,704 to $288,512 for the three months ended June 30, 2012 as compared to $146,808 for the same period in 2011, representing a 96.52% increase. The increase was mainly due to the increase of revenue during the reporting period.

Cost of sales of GCG decreased by $194,033 to $129,763 for the three months ended March 31 of 2012 as compared to $323,796 in the same period in 2011, representing a 59.92% decrease. The decrease was mainly due to the decrease of revenue during the reporting period.

Gross margin

Gross margin increased by $113,976 to $385,627 for the three months ended June 30, 2012 as compared to $271,651 for the same period in 2011. The increases were mainly due to increases of gross margin from GCM and GMEH operations offset by a decrease of gross margin from GCG operation.

Gross margin of GCM increased by $ 47,415 to $220,956 for the three months ended June 30, 2012 as compared to $191,257 for the same period in 2011, representing a 27.32% increase. The increase was mainly due to the increase in sales from electronic content by $53,749 offset by the decrease in gross margin of traditional magazines by $6,334.

Gross margin of GMEH increased by $76,706 to $157,053 for the three months ended June 30, 2012 as compared to $80,347 for the same period in 2011, representing a 95.47% increase. The increase was mainly due to the increase of revenue during the reporting period.

Gross margin of GCG decreased by $10,145 to $7,618 for the three months ended June 30, 2012 as compared to $17,763 for the same period in 2011, representing a 57.11% decrease. The decrease was mainly due to the decrease of revenue during the reporting period.

General and administrative

The following table summarizes general and administrative expenses during the three-month period ended June 30, 2012 and 2011, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended June 30, 2011 to the three-month period ended June 30, 2012.
	Three months ended June 30,
	2012	2011	Increase (decrease)	% Change

Payroll cost	310,344	346,543	(36,199)	(10.45%)
Rental expenses	66,214	105,203	(38,989)	(37.06%)
Legal and professional fee	12,073	10,726	1,347	12.56%
Entertainment	4,507	4,634	(127)	(2.74%)
Miscellaneous	34,373	25,368	9,005	35.50%
	427,511	492,474	(64,963)	(13.19%)

Payroll cost decreased by $36,199 to $310,344 for the three months ended June 30, 2012 as compared to $346,543 for the same period in 2011, representing a 10.45% decrease. The decrease was mainly due to decrease of payroll cost in GCM of $33,984 and GCG of $8,795 offset by the increase of payroll cost in GMEH of $5,811and corporate sector of $769.

Rental expenses decreased by $38,989 to $66,214 for the three months ended June 30, 2012 as compared to $105,203 for the same period in 2011, representing a 37.06% decrease. The decrease was mainly due to GCM renewed its office lease at a lower rate.

Miscellaneous increased by $9,005 to $34,373 for the three months ended June 30, 2012 as compared to $25,368 for the same period in 2011, representing a 35.50% increase. The increase was mainly due to the increase of promotion expenses incurred by GCM operation of $2,737 and the amortization of Discount of convertible note of $6,268.

Net loss from continuing operations

Net loss from continuing operations decreased by $180,908 to a net loss of $63,577 for the three months ended June 30, 2012 as compared to $244,485 for the same period in 2011.

Results of Operations – Six Months Ended June 30, 2012 as Compared to Six Months Ended June 30, 2011.

The following table summarizes the results of our operations during the six-month period ended June 30, 2012 and 2011, and provides information regarding the dollar and percentage increase / (decrease) from the six-month period ended June 30, 2011 to the six-month period ended June 30, 2012.

	Three months ended June 30,
Revenue	2012	2011	Increase (decrease)	% Change
GCM	$1,234,666	$1,192,257	$42,409	3.56%
GMEH	880,883	332,923	547,960	164.59%
GCG	531,049	635,569	(104,520)	(16.45%)
	2,646,598	2,160,749	485,849	22.49%
Cost of sales
GCM	772,506	827,459	(54,953)	(6.64%)
GMEH	558,339	206,805	351,534	169.98%
GCG	495,271	597,531	(102,260)	(17.11%)
	1,826,116	1,631,795	194,321	11.91%
Gross profit
GCM	462,160	364,798	97,362	26.69%
GMEH	322,544	126,118	196,426	155.75%
GCG	35,778	38,038	(2,260)	(5.94%)
	820,482	528,954	291,528	55.11%
General & administrative	883,277	755,959	127,318	16.01%
Loss from operations	(62,795)	(227,005)	(164,210)	(72.34%)
Other income (expense)	(782)	(22,126)	(21,344)	(96.47%)
Provision for taxation	-	-	-	N/A

Net income/(loss) from continuing operations

GCM	$31,030	$(99,069)	$130,099	131.32%
GMEH	26,133	(55,047)	81,180	147.47%
GCG	(23,536)	(23,029)	(507)	(2.20%)
Corporate	(97,204)	(71,986)	(25,218)	(35.03%)
	$(63,577)	$(249,131)	$185,554	(74.48%)

Revenues

Revenues increased by $485,849 to $2,646,598 for the six months ended June 30, 2012 as compared to $2,160,749 for the same period in 2011. The increases were mainly due to increases in revenue from GCM and GMEH operations offset by the decrease in revenue from GCG operations.

Sales revenue of GCM increased by $42,409 to $1,234,666 for the six months ended June 30, 2012 as compared to $1,192,257 for the same period in 2011, representing a 3.56% increase. The increase in revenue was mainly due to the increase in electronic content sales by $120,340 offset by the decrease of traditional paper magazines sales by $77,931.

Sales revenue of GMEH increased by $547,960 to $880,883 for the six months ended June 30, 2012 as compared to $332,923 for the same period in 2011, representing a 164.59% increase. The increase in revenue was mainly due to the increase in revenue between April 2012 and June 2012 of $329,550 and increase in sales of $329,550 because GMEH commenced its operation only since March 2011 and therefore there was only 1 month revenue in first quarter ended March 31, 2011 as compared to 3 months revenues in the same quarter in 2012.

Sales revenue of GCG decreased by $104,520 to $531,049 for the Six months ended June 30, 2012 as compared to $635,569 for the same period in 2011, representing a 16.45% decrease. The decrease in revenue was mainly due to the decrease in revenue between April 2012 and June 2012 of $204,178 offset by the increase of revenue of $99,658 because GCG commenced its operation only since February 2011 and therefore there was only 2 month revenue in first quarter ended March 31, 2011 as compared to 3 months revenues in the same quarter in 2012.

Cost of sales

Cost of sales increased by $194,321 to $1,826,116 for the Six months ended June 30, 2012 as compared to $1,631,795 for the same period in 2011. The decreases were mainly due to decreases in cost of sales from GCM, and GCG operations offset by the increases in cost of sales from GMEH.

Cost of sales of GCM decreased by $54,953 to $772,506 for the six months ended June 30, 2012 as compared to $827,459 for the same period in 2011, representing a 6.64% decrease. The increase was mainly due to the decrease of paper cost by $11,539, printer cost by $18,053 and distribution fee by $34,172 offset by the increase of other production costs by $8,811.

Cost of sales of GMEH increased by $351,534 to $558,339 for the six months ended June 30, 2012 as compared to $206,805 for the same period in 2011, representing a 169.98% increase. The increase was mainly due to the increase in cost of sale between April 2012 and June 2012 of $141,704 and increase in cost of sales of $209,830 because GMEH commenced its operation only since March 2011 and therefore there was only 1 month revenue in first quarter ended March 31, 2011 as compared to 3 months revenues in the same quarter in 2012.

Cost of sales of GCG decreased by $102,260 to $495,271 for the six months ended June 30 of 2012 as compared to $597,531 in the same period in 2011, representing a 17.11% decrease. The decrease was mainly due to the decrease in cost of sales between April 2012 and June 2012 of $194,033 offset by the increase of revenue of $91,773 because GCG commenced its operation only since February 2011 and therefore there was only 2 month revenue in first quarter ended March 31, 2011 as compared to 3 months revenues in the same quarter in 2012.

Gross margin

Gross margin increased by $291,528 to $820,482 for the Six months ended June 30, 2012 as compared to $528,954 for the same period in 2011. The increases were mainly due to increases of gross margin from GCM and GMEH operations offset by a decrease of gross margin from GCG operation.

Gross margin of GCM increased by $97,362 to $462,160 for the six months ended June 30, 2012 as compared to $364,798 for the same period in 2011, representing a 26.69% increase. The increase was mainly due to the increase in sales from electronic content by $120,340 offset by decrease in gross margin of traditional magazines by $22,978.

Gross margin of GMEH increased by $196,426 to $322,544 for the six months ended June 30 of 2012 as compared to $126,118 for the same period in 2011, representing a 155.75% increase. The increase was mainly due to the increase in gross margin between April 2012 and June 2012 of $76,706 and the increase in gross margin of $119,720 because GMEH commenced its operation only since March 2011 and therefore there was only 1 month revenue in first quarter ended March 31, 2011 as compared to 3 months revenues in the same quarter in 2012.

Gross margin of GCG decreased by $2,260 to $35,778 for the six months ended June 30, 2012 as compared to $38,038 for the same period in 2011, representing a 5.94% decrease. The decrease was mainly due to the decrease in gross margin between April 2012 and June 2012 of $10,145 offset by the increase of gross margin of $7,883 because GCG commenced its operation only since February 2011 and therefore there was only 2 month revenue in first quarter ended March 31, 2011 as compared to 3 months revenues in the same quarter in 2012..

General and administrative

The following table summarizes general and administrative expenses during the six-month period ended June 30, 2012 and 2011, and provides information regarding the dollar and percentage increase / (decrease) from the six-month period ended June 30, 2011 to the six-month period ended June 30, 2012.

	Six Months ended June 30,
	2012	2011	Increase (decrease)	% Change

Payroll cost	644,071	521,601	122,470	23.48%
Rental expenses	149,035	171,887	(22,852)	(13.29%)
Legal and professional fee	18,215	15,966	2,249	14.09%
Entertainment	7,611	4,634	2,977	64.24%
Miscellaneous	64,345	41,871	22,474	53.67%
	883,277	755,959	127,318	16.84%

Payroll cost increased by $122,470 to $644,071 for the six months ended June 30, 2012 as compared to $521,601 for the same period in 2011, representing a 23.48% increase. The increase was mainly due to the decrease in payroll cost between April 2012 and June 2012 of $ 36,199 offset by increase of $158,669 because the Company commenced its operation in February of 2011 and there was only 2 months of payroll costs in first quarter ended March 31, 2011 as compared to 3 months of payroll costs in the same quarter in 2012.

Rental expenses decreased by $22,852 to $149,035 for the three months ended June 30, 2012 as compared to $170,887 for the same period in 2011, representing a 13.29% decrease. The decrease was mainly due to GCM renewed its office lease at a lower rate.

Miscellaneous expenses increased by $22,474 to $64,345 for the six months ended June 30, 2012 as compared to $41,871 for the same period in 2011, representing a 53.67% increase. The increase was mainly due to the fact that the increase in miscellaneous expenses between April 2012 and June 2012 of $ 9,005 and increase of $13,469 because the Company commenced its operation in February 2011 and there were only 2 months of miscellaneous expenses in the first quarter ended March 31, 2011 as compared to 3 months miscellaneous expenses in the same quarter in 2012.

Net loss from continuing operations

Net loss from continuing operations increased by $185,554 to a net loss of $63,577 for the six months ended June 30, 2012 as compared to $249,131 for the same period in 2011.

Liquidity and Capital Resources

Cash

Our cash balance as of June 30, 2012 was $260,173, representing a decrease of $115,743 as compared to $321,916 as of June 30, 2011. The decrease of cash was mainly due to the operating cash inflows of $189,977 and opening cash balance as at January 1, 2012 of $305,212 in aggregate offset by financing cash outflow of $609,440 and effect of foreign exchange rate changes on cash of $1,492.

Cash flow

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 amounted to $76,805 compared to net cash used in operating activities of $113,172 in the same period of 2011.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2012 amounted to $175,845 compared to net cash provided by financing activities of $433,595 in the same period of 2011.

Working capital

Our net current liabilities increased by $241,231 to $362,163 as of June 30, 2012 from net current liabilities of $120,932 as of June 30, 2011.

We currently generate our cash flow from our operations. We believe that our cash flow generated from operations will be sufficient to sustain our operations for at least the next 12 months. There is no identifiable expansion plan as of June 30, 2012, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation does not have a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the six months ended June 30, 2012 were denominated in HKD and were converted into US dollars at the exchange rate of 7.8 to 1. There can be no assurance that HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of HKD relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in our internal control over financial reporting as of June 30, 2012:

1.
Insufficient accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of June 30, 2012.

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

ITEM 1.LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 1A. RISK FACTORS

No material change since the filing of the 10-K on April 14, 2012.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended June 30, 2012.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED].

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS.

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

Date: August 10, 2012

By:           /S/ Yau Wai Hung
Yau Wai Hung
Chief Executive Officer and Director
(Acting Principal Accounting Officer)

Date: August 10, 2012