Form 10-Q
period 2012-10-31
GREAT CHINA MANIA HOLDINGS, INC.
filed 2012-11-01
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(852) 2882-9810
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

The number of shares of Common Stock, $0.01 par value, outstanding on 26 October, 2012 was 74,081,000.

GREAT CHINA MANIA HOLDINGS, INC. (FORMERLY KNOWN AS GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.) AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$231,902	$305,212
Accounts receivable	424,775	396,295
Inventories	23,172	52,570
Short term loan receivable	110,912	-
Prepaid expenses and other receivables	165,944	175,123
Total current assets	956,705	929,200

TOTAL ASSETS	$956,705	$929,200

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	1,100,342	792,482
Accrued expenses and other payables	51,579	145,151
Unearned revenue	50,389	20,588
Amount due to a director	-	2,051
Short-term borrowings	98,079	275,775
Convertible note payable, net of discount of $12,118	39,193	-
Amount due to related parties	9,757	160,897
Total current liabilities	1,349,339	1,396,944

LONG-TERM LIABILITIES
Long-term Convertible note	31,303	128,200
	31,303	128,200

TOTAL LIABILITIES	$1,380,642	$1,525,144

SHAREHOLDERS’ EQUITY
Common stock, par value $0.01; 375,000,000 shares authorized; 74,081,000 and 28,366,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	740,810	283,660
Additional paid in capital	7,622,885	7,042,086
Accumulated deficits	(8,292,330)	(7,923,182)
Accumulated other comprehensive income	1,492	1,492
Less: Subscription receivable	(496,794)	-

TOTALSHAREHOLDERS’ EQUITY	(423,937)	(595,944)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$956,705	$929,200

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,			Nine months ended September 30,
	2012	2011		2012		2011
CONTINUING OPERATIONS
REVENUES	$1,087,547		$1,352,378		$3,734,145	$3,513,127

COST OF SALES	734,889		976,552		2,561,005	2,608,347

GROSS PROFIT	352,658		375,826		1,173,140	904,780

EXPENSES
General and administrative	391,109		501,523		1,268,118	1,257,482
Share based payment	233,000		-		233,000	-
Amortization of discount of convertible note	19,221		-		25,489	-
TOTAL OPERATING EXPENSES	643,330		501,523		1,526,607	1,257,482

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(290,672)		(125,697)		(353,467)	(352,702)

OTHER INCOME/(EXPENSE)
Other income	-		4,241		10,005	6,842
Interest income	74		-		4,843	-
Interest expense	(6,238)		-		(6,565)	-
Other expenses	(8,735)		-		(23,964)	(24,727)
TOTAL OTHER EXPENSE	(14,899)		4,241		(15,681)	(17,885)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(305,571)		(121,456)		(369,148)	(370,587)

PROVISION FOR INCOME TAXES	-		-		-	-

NET LOSS FROM CONTINUING OPERATIONS	$(305,571)	$	$(121,456)	$	$(369,148)	$(370,587)

DISCONTINUED OPERATIONS
Net loss	-		-		-	(80,233)
Gain on disposal of discontinued operations	-		-		-	958,855

NET INCOME FROM DISCONTINUED OPERATIONS	$-		$-		$-	$878,622

NET(LOSS) / INCOME FOR THE PERIOD	$(305,571)	$	$(121,456)	$	$(369,148)	$508,035

OTHER COMPREHENSIVE INCOME	-		1,497		-	1,497

TOTAL COMPREHENSIVE(LOSS) / INCOME FOR THE PERIOD
Arising from continuing operations	(305,571)		(119,959)		$(369,148)	(369,090)
Arising from discontinued operations	-		-		-	878,622

	$(305,571)	$	$(119,959)	$	$(369,148)	$509,532

LOSS PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$(0.00)		(0.00)		$(0.01)	(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	71,702,209		24,676,000		66,653,883	20,878,352
See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net loss from continuing operations	$(369,148)	$(370,587)
Amortization of discount on Convertible Note	25,489	-
Accrued interest expense	1,311	-
Share based payments	233,000	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(28,480)	(363,064)
Decrease /(Increase) in inventories	29,398	(97,535)
Decrease /(Increase) in prepaid expenses and other receivables	9,179	(129,107)
Increase in accounts payable	307,860	550,731
Increase in unearned revenue	29,801	119,058
(Decrease) /Increase in accrued expenses and other payables	(93,572)	64,825
Decrease in amount due to a director	(2,051)	-
Net cash provided by/(used in) continuing operating activities	142,787	(225,679)
Net cash used in discontinued operating activities	-	(144,522)
Net cash provided by/(used in) operating activities	142,787	(370,201)

Cash flows from investing activities
Net cash used in continuing investing activities	-	-
Net cash used in discontinued investing activities	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Decrease in subscription receivable	22,406	-
Advance from short-term borrowings	70,446	127,222
(Decrease) /Increase in amount due to a related company	(262,052)	128,200
Issuance of convertible note	50,000	213,034
Repayment of convertible note	(96,897)	-
Net cash (used in) / provided by continuing financing activities	(216,097)	468,456
Net cash provided by discontinued financing activities	-	116,483
Net cash (used in) /provided by financing activities	(216,097)	584,939

Net (decrease) /increase in cash and cash equivalents
Continuing operations	(73,310)	242,777
Discontinued operations	-	(28,039)
	(73,310)	214,738
Effect of foreign exchange rate changes
Continuing operations	-	1,497
Discontinued operations	-	2,769
	-	4,266
Cash and cash equivalents at beginning of period
Continuing operations	305,212	-
Discontinued operations	-	56,735
	305,212	56,735
Cash and cash equivalents at end of period
Continuing operations	231,902	244,274
Discontinued operations	-	31,465
	$231,902	$275,739
Supplemental disclosure of cash flows information:
Non cash financing activities:
Conversion of debt to shares	$248,142	$1,382,170
Issuance of shares unpaid	496,794	-
	$744,936	$1,382,170
See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

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

Through 100% ownership of Sharp Achieve Holdings Limited (BVI) and Super China Global Limited (BVI), GMEC operates three 100% owned subsidiaries: 1) GCM, which specializes in publication of electronic contents and magazines; 2) GMEH, which specializes in artist management services; and 3) GCG, which specializes in the retail sales of video games and accessories.

On March 31, 2011, the Company disposed of Water Scientific.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three and nine months ended September 30, 2012 and 2011 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong Dollar (HKD) for three and nine months ended September 30, 2012 and 2011, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2012, the results of its operations and cash flows for the three and nine months ended for September 30, 2012 and 2011.

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for a full year period.

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

(e)	Accounting for the impairment of long-lived assetsProperty, plant and equipment

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

Impairment analyses are based on the current plans, intended holding periods and available market information at the time the analyses are prepared. If the estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the evaluation of impairment losses may be different and such differences could be material to the consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future events that could differ materially from actual results. There were no impairments of long-lived assets for the nine months ended September 30, 2012 and 2011.

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the periods ended September 30, 2012 and 2011, respectively.

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

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2012 and 2011, there were no dilutive securities outstanding.

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

	September 30, 2012	December 31, 2011	September 30, 2011

Period end HKD : US$ exchange rate	0.1282	0.1282	0.1282
Average for the period HKD : US$ exchange rate	0.1282	0.1282	0.1282

(m)	Share-based payments

The Company recognizes compensation expense for all stock-based payment awards made to employees, contractors and non-employee directors. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period.

Share-based payments (stock issued for services) charged to operations for the nine months ended September 31, 2012 and 2011 were $233,000 and nil, respectively.

(n)	Recent accounting pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4 – INVENTORIES

Inventories as of the balance sheet dates are summarized as follows:

	September 30, 2012	December 31, 2011

Raw materials	$5,527	$7,109
Trading inventories	17,645	45,461
Total	$23,172	$52,570

The raw materials represent the paper used by GCM and the trading inventories represent the video games and accessories held by GCG.

NOTE 5 –PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	September 30, 2012	December 31, 2011

Prepaid expenses	$117,548	$157,827
Deposits	11,890	7,095
Other receivables	36,506	10,201
	$165,944	$175,123

Prepaid expenses consist of advance payments made third parties in the normal course of business operations with no interest and no fixed repayment terms. The Company evaluates the prepaid expenses on a periodic basis and charges the prepaid amounts to the current operations when the related expense has been incurred.

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	September 30, 2012	December 31, 2011

Accrued expenses	$5,030	$144,813
Deposits received	46,549	-
Other payables	-	338
	$51,579	$145,151

NOTE 7 – AMOUNT DUE TO A DIRECTOR

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	September 30, 2012	December 31, 2011

Mr. Yau Wai Hung	$-	$2,051

The amount due to Mr. Yau Wai Hung is an unsecured and interest free temporary advance with no fixed repayment terms. Mr. Yau was the Chief Executive Officer and director of the Company.

NOTE 8 – SHORT-TERM BORROWINGS

The short-term borrowings are unsecured, interest free advances from three non affiliate individuals with no fixed repayment term. During the reporting period, those individuals converted a portion of the short term borrowings of $248,142 into 14,915,000 shares of Company’s common stock.

NOTE 9 – SHORT TERM LOAN RECEIVABLE

During the reporting period, the Company granted a short term loan amount of $110,912 to a third party company at 6% interest per annum with no fixed payment terms. The Company has recognized $4,729 as interest income during the nine months ended September 30, 2012 in conjunction with this short term loan.

NOTE 10 – AMOUNT DUE TO RELATED PARTIES

As of the balance sheet dates, the Company’s current accounts with the related companies are as follows:
	September 30,2012	December 31, 2011

China Culture Limited (“CCL”)	$9,757	$109,583
Global Mania Empire Management Limited (“GME”)	-	51,314

Total amount due to related parties	$9,757	$160,897

The amount due to CCL is a temporary advance to the Company for working capital purposes. The balance is unsecured, interest free and has no fixed repayment term. CCL is 100% owned by one of the Company’s directors.

The amount due to GME is a temporary advance to the Company for working capital purposes. The balance is unsecured, interest free and has no fixed repayment term.

NOTE 11 – COMMON STOCK ANDWEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

On January 19, 2012, the Company entered into a stock subscription agreement and issued 28,500,000 shares of common stock to a shareholder, who is an affiliate of the Company, for a consideration of $519,200. During the reporting period, the major shareholder paid $22,406 and the remaining balance of $496,794 has been reported as a Subscription Receivable in the financial statements of the Company.

On January 26, 2012 the Company issued 9,410,000 shares of common stock to three non affiliate individuals for settlement of short term borrowings totaling $149,450.

On March 20, 2012 the Company issued 3,400,000 shares of common stock to one non affiliate individual for settlement of short term borrowings totaling $56,592.

On August 14, 2012 the Company issued 2,105,000 shares of common stock to one non affiliate individual for settlement of short term borrowings totaling $42,100.

On 17 August 2012, we issued to a consultant 50,000 shares of our common stock in exchange for professional services rendered. Based on the share price of $0.16 per share on the grant date, the fair value of these issued shares is $8,000. This non-cash compensation is recorded as a component of the Company’s share based payment expense for the nine months ended September 30, 2012.

On August 24, 2012, we issued to two consultants 2,250,000 shares of our common stock in exchange for professional services rendered. Based on the share price of $0.10 per share on the grant date, the fair value of these issued shares is $225,000. This non-cash compensation is recorded as a component of the Company’s share based payment expense for the nine months ended September 30, 2012.

The calculation of common stock as at September 30, 2012 and weighted average number of shares for the nine months ended September 30, 2012 is illustrated as follows:

	Number of shares	Weighted average number of shares
Issued and outstanding as of January 1, 2012	28,366,000	28,366,000
Stock Subscription receivable	28,500,000	26,627,737
Issuance of shares on January 26, 2012 for debt conversion	9,410,000	8,551,423
Issuance of shares on March 20, 2012 for debt conversion	3,400,000	2,419,708
Issuance of shares on August 14, 2012 for debt conversion	2,105,000	368,759
Share based payment made on August 17, 2012	50,000	8,212
Share based payment made on August 24, 2012	2,250,000	312,044

Issued and outstanding as of September 30, 2012	74,081,000	66,653,883

At September 30, 2012 and 2011, there were no dilutive securities outstanding.

NOTE 12 – CONVERTIBLE NOTE

On June 1, 2011, the Company issued a non – interest bearing convertible note in the amount of $256,400 ( “Note 1”) to a third party note holder (“Holder 1”),which matures on May 31, 2016. On September 30, 2011, the first installment of $128,200 was received. Note 1 bears a call back option exercisable by Holder 1 on the unused portion of Note 1 after 12 months from the date of Note 1. Note 1 can be converted into common stock of the Company by Holder 1 under certain conditions. As of September 30, 2012, Note 1 did not qualify to be converted under those conditions and is therefore not dilutive.

On May 31, 2012, the Company issued an 8% convertible note in the amount of $50,000 ( “Note 2”) to another third party note holder (“Holder 2”), which matures on March 4, 2013 and had been fully received on June 20, 2012. The outstanding principal balance plus any accrued interest under Note 2 is convertible into common stock of the Company after 180 days from the date of issued with a 42% discount over the convertible price upon the option of Holder 2. The conversion price is determined by the average of the lowest 3 closing bid prices out of the 10 days prior to the Conversion Date. The Company has recorded a debt discount in the amount of $37,607 as the value of the beneficial conversion feature at the date the company entered into the note agreement. The discount is being amortized using the effective interest method over the life of Note 2. The total interest expense relative to Note 2 was $26,800 which consists of interest expenses of $1,311 and amortization of the debt discount of $25,489 for the nine months ended September 30, 2012. The gross outstanding balance Note 2 at September 30, 2012 was $ 51,311 less the unamortized discount of $12,118 totaling $39,193. As of September 30, 2012, Note 2 did not qualify to be converted under the conditions of Note 2 and is therefore not dilutive.

The convertible note as at the balance sheet dates are summarized as follows

	September 30,2012	December 31, 2011

Non-interest bearing convertible note –Non - current liabilities	$31,303	$128,200
8% convertible note , net (including accrued interest expense of $1,311 less unamortized discount of $12,118) Current liabilities	39,193	-

	$70,496	$128,200

NOTE 13 – RELATED PARTY TRANSACTION

In addition to the transactions detailed elsewhere in these financial statements, the Company and its subsidiaries entered into the following material transactions with related parties for the nine months ended September 30, 2012 and 2011:

	2012	2011

Lease payment to CCL	$73,074	$182,360

NOTE 14 – CONTINGENCIES AND COMMITMENTS

At September 30, 2012, the expected annual lease payments under the Company and its subsidiaries’ operating leases are as follows:
September 30, 2012
For the year ending December 31,
2012	46,230
2013	114,410
2014	63,000
Total	223,640

NOTE 15 – SEGMENT REPORTING

The Company’s reportable segments of businesses include publications of electronic contents and magazine operated by GCM, artist management services operated by GMEH and the retail operation of video games and accessories operated by GCG. Each of these segments is conducted in a separate corporation and each functions independently of the others. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

	For the nine months ended September 30,
	2012	2011
Revenues from:
Continuing operations
GCM	$1,723,087	$1,911,881
GMEH	1,426,135	650,986
GCG	584,923	950,260
Corporate	-	-
	$3,734,145	$3,513,127
Discontinued operations	-	-
	$3,734,145	$3,513,127
Segment net profit/(loss) from:
GCM	$(30,141)	$(154,218)
GMEH	102,018	(61,860)
GCG	(32,722)	(34,847)
Corporate	(408,303)	(119,662)
	$(369,148)	$(370,587)
Discontinued operations	-	878,622
	$(369,148)	$508,035

Net profit from discontinued operations of Water Scientific in 2011 consisted of $80,233 net loss from operations through March 31, 2011 offset by the $958,855 gain on disposal of discontinued operations.

Segment assets:	September 30,2012	December 31, 2011

GCM	$226,387	$291,861
GMEH	549,517	482,882
GCG	44,245	121,772
Corporate	136,556	32,685
	$956,705	$929,200
Discontinued operations	-	-
	$956,705	$929,200

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

Results of Operations – Three Months Ended September 30, 2012 as Compared to Three Months Ended September 30, 2011.

The following table summarizes the results of our operations during the three-month period ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012	2011	Increase (decrease)	% Change
Revenue
GCM	$488,421	$719,624	$(231,203)	(32.13%)
GMEH	545,252	318,063	227,189	71.43%
GCG	53,874	314,691	(260,817)	(82.88%)
	1,087,547	1,352,378	(264,831)	(19.58%)
Cost of sales
GCM	348,242	484,464	(136,222)	(28.12%)
GMEH	340,403	197,743	142,660	72.14%
GCG	46,244	294,345	(248,101)	(84.29%)
	734,889	976,552	(241,663)	(24.75%)
Gross profit
GCM	140,179	235,160	(94,981)	(40.39%)
GMEH	204,849	120,320	84,529	70.25%
GCG	7,630	20,346	(12,716)	(62.50%)
	352,658	375,826	(23,168)	(6.16%)
General & administrative	391,109	501,523	(110,414)	(22.02%)
Share based payment	233,000	-	233,000	N/A
Amortization of discount of convertible note	19,221	-	19,221	N/A
Loss from operations	(290,672)	(125,697)	(164,975)	(131.25%)
Other income (expense)	(14,899)	4,241	(19,140)	(451.31%)
Provision for taxation	-	-	-	N/A

Net (loss) / income from continuing operations
GCM	$(61,171)	$(55,149)	$(6,022)	(10.92%)
GMEH	75,885	(6,813)	82,698	N/A
GCG	(9,186)	(11,818)	2,632	22.27%
Corporate	(311,099)	(47,676)	(263,423)	(552.53%)
	$(305,571)	$(121,456)	$(184,115)	(151.59%)

Revenues

Revenues decreased by $264,831 to $1,087,547 for the three months ended September 30, 2012 as compared to $1,352,378 for the same period in 2011. The decreases were mainly due to increases in revenue from GMEH operation offset by the decrease in revenue from GCM and GCG operations.

Sales revenue of GCM decreased by $231,203 to $488,421 for the three months ended September 30, 2012as compared to $719,624 for the same period in 2011, representing a 32.13% decrease. The decrease in revenue was mainly due to the decrease of traditional paper magazines sales by $238,111 offset by the increase in electronic content sales by $6,908.

Sales revenue of GMEH increased by $227,189 to $545,252 for the three months ended September 30, 2012 as compared to $318,063 for the same period in 2011, representing a 71.43% increase. The increase in revenue was mainly due to the increase of income generated from artists’ performances during the reporting period.

Sales revenue of GCG decreased by $260,817 to $53,874 for the three months ended September 30, 2012 as compared to $314,691 for the same period in 2011, representing a 82.88% decrease. The decrease in revenue was mainly due to the closure of a retail shop in May 2012.

Cost of sales

Cost of sales decreased by $241,663 to $734,889 for the three months ended September 30, 2012 as compared to $976,552 for the same period in 2011. The decreases were mainly due to decreases in cost of sales from GCM, and GCG operations offset by the increases in cost of sales from GMEH.

Cost of sales of GCM decreased by $136,222 to $348,242 for the three months ended September 30, 2012 as compared to $484,464 for the same period in 2011, representing a 28.12% decrease. The decrease was mainly due to the decrease of paper cost by $41,935, printer cost by $40,627, distribution fee by $39,222 and other production costs by $14,438.

Cost of sales of GMEH increased by $142,660 to $340,403 for the three months ended September 30, 2012 as compared to $197,743 for the same period in 2011, representing a 72.14% increase. The increase was mainly due to the increase of revenue during the reporting period.

Cost of sales of GCG decreased by $248,101 to $46,244 for the three months ended September 30 of 2012 as compared to $294,345 in the same period in 2011, representing a 84.29% decrease. The decrease was mainly due to the decrease of revenue during the reporting period.

Gross margin

Gross margin decreased by $23,168 to $352,658 for the three months ended September 30, 2012 as compared to $375,826 for the same period in 2011. The increases were mainly due to increases of gross margin from GMEH operations offset by a decrease of gross margin from GCM and GCG operation.

Gross margin of GCM decreased by $ 94,981 to $140,179 for the three months ended September 30, 2012 as compared to $235,160 for the same period in 2011, representing a 40.39% decrease. The decrease was mainly due to the increase in sales from electronic content by $6,908 offset by the decrease in gross margin of traditional magazines by $101,889.

Gross margin of GMEH increased by $84,529 to $204,849 for the three months ended September 30, 2012 as compared to $120,320 for the same period in 2011, representing a 70.25% increase. The increase was mainly due to the increase of revenue during the reporting period.

Gross margin of GCG decreased by $12,716 to $7,630 for the three months ended September 30, 2012 as compared to $20,346 for the same period in 2011, representing a 62.50% decrease. The decrease was mainly due to the decrease of revenue during the reporting period.

General and administrative

The following table summarizes general and administrative expenses during the three-month period ended September 30, 2012 and 2011:
	Three months ended September 30,
	2012	2011	Increase (decrease)	% Change

Payroll cost	275,425	338,963	(63,538)	(18.74%)
Rental expenses	62,484	104,931	(42,447)	(40.45%)
Legal and professional fee	19,280	15,649	3,631	23.20%
Entertainment	3,539	5,810	(2,271)	(39.09%)
Miscellaneous	30,381	36,170	13,432	37.14%
	391,109	501,523	(110,414)	(22.02%)

Payroll cost decreased by $63,538 to $275,425 for the three months ended September 30, 2012 as compared to $338,963 for the same period in 2011, representing a 18,74% decrease. The decrease was mainly due to decrease of payroll cost of $32,235 in GCM, $15,993 GMEH $14,020 in GCG, and $1,290 in corporate sector.

Rental expenses decreased by $42,447 to $62,484 for the three months ended September 30, 2012 as compared to $104,931 for the same period in 2011, representing a 40.45% decrease. The decrease was mainly due to GCM renewed its office lease at a lower rate.

Legal and professional fee increased by $3,631 to $19,280 for the three months ended September 30, 2012 as compared to $15,649 for the same period in 2011, representing a 23.20% increase. The increase was mainly due to the increase of legal related disbursement $3,631.

Share based payment

Share based payment represents the sum of $233,000 legal and professional services rendered by two independent consultants settled by totaling of 2,300,000 shares of our common stock in August 2012.

Net loss from continuing operations

Net loss from continuing operations decreased by $181,115 to a net loss of $305,571 for the three months ended September 30, 2012 as compared to $121,456 for the same period in 2011.

Results of Operations – Nine months ended September 30, 2012 as Compared to Nine months ended September 30, 2011.

The following table summarizes the results of our operations during the nine month period ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011	Increase (decrease)	% Change
Revenue
GCM	$1,723,087	$1,911,881	$(188,794)	(9.87%)
GMEH	1,426,135	650,986	775,149	119.07%
GCG	584,923	950,260	(365,337)	(38.45%)
	3,734,145	3,513,127	221,018	6.29%
Cost of sales
GCM	1,120,748	1,311,923	(191,175)	(14.57%)
GMEH	898,742	404,548	494,194	122.16%
GCG	541,515	891,876	(350,361)	(39.28%)
	2,561,005	2,608,347	(47,342)	(1.82%)
Gross profit
GCM	602,339	599,958	2,381	0.40%
GMEH	527,393	246,438	280,955	114.01%
GCG	43,408	58,384	(14,976)	(25.65%)
	1,173,140	904,780	268,360	29.66%
General & administrative	1,268,118	1,257,482	10,636	0.85%
Share based payment	233,000	-	233,000	N/A
Amortization of discount of convertible note	25,489	-	25,489	N/A
Loss from operations	(353,467)	(352,702)	(765)	(0.22%)
Other income (expense)	(15,681)	(17,885)	2,204	12.32%
Provision for taxation	-	-	-	N/A

Net (loss)/income from continuing operations

GCM	$(30,141)	$(154,218)	$124,077	80.46%
GMEH	102,018	(61,860)	163,878	N/A
GCG	(32,722)	(34,847)	2,125	6.10%
Corporate	(408,303)	(119,662)	(288,641)	(241.21%)
	$(369,148)	$(370,587)	$1,439	0.39%

Revenues

Revenues increased by $221,018 to $3,734,145 for the nine months ended September 30, 2012 as compared to $3,513,127 for the same period in 2011. The increases were mainly due to increases in revenue from GMEH operations offset by the decrease in revenue from GCM and GCG operations.

Sales revenue of GCM decreased by $188,794 to $1,723,087 for the nine months ended September 30, 2012 as compared to $1,911,881 for the same period in 2011, representing a 9.87% decrease. The decrease in revenue was mainly due to the increase in electronic content sales by $127,248 offset by the decrease of traditional paper magazines sales by $316,042.

Sales revenue of GMEH increased by $775,149 to $1,426,135 for the nine months ended September 30, 2012 as compared to $650,986 for the same period in 2011, representing a 119.07% increase. The increase in revenue was mainly due to the increase in revenue between April 2012 and September 2012 of $445,599 and increase in sales of $329,550 because GMEH commenced its operation only since March 2011 and therefore there was only 1 month revenue in first quarter ended March 31, 2011 as compared to 3 months revenues in the same quarter in 2012.

Sales revenue of GCG decreased by $365,337 to $584,923 for the nine months ended September 30, 2012 as compared to $950,260 for the same period in 2011, representing a 38.45% decrease. The decrease in revenue was mainly due to the decrease in revenue between April 2012 and September 2012 of $464,995 offset by the increase of revenue of $99,658 because GCG commenced its operation only since February 2011 and therefore there was only 2 month revenue in first quarter ended March 31, 2011 as compared to 3 months revenues in the same quarter in 2012.

Cost of sales

Cost of sales increased by $47,342 to $2,561,005 for the nine months ended September 30, 2012 as compared to $2,608,347 for the same period in 2011. The increases were mainly due to the increases in cost of sales from GMEH offset by decreases in cost of sales from GCM and GCG operations.

Cost of sales of GCM decreased by $191,175 to $1,120,748 for the nine months ended September 30, 2012 as compared to $1,311,923 for the same period in 2011, representing a 14.57% decrease. The increase was mainly due to the decrease of paper cost by $53,474, printer cost by $74,799 and distribution fee by $57,275 offset by the increase of other production costs by $5,627.

Cost of sales of GMEH increased by $494,194 to $898,742 for the nine months ended September 30, 2012 as compared to $404,548 for the same period in 2011, representing a 122.16% increase. The increase was mainly due to the increase in cost of sale between April 2012 and September 2012 of $284,364 and increase in cost of sales of $209,830 because GMEH commenced its operation only since March 2011 and therefore there was only 1 month revenue in first quarter ended March 31, 2011 as compared to 3 months revenues in the same quarter in 2012.

Cost of sales of GCG decreased by $350,361 to $541,515 for the nine months ended September 30 of 2012 as compared to $891,876 in the same period in 2011, representing a 39.28% decrease. The decrease was mainly due to the decrease in cost of sales between April 2012 and September 2012 of $442,134 offset by the increase of cost of sales of $91,773 because GCG commenced its operation only since February 2011 and therefore there was only 2 month revenue in first quarter ended March 31, 2011 as compared to 3 months revenues in the same quarter in 2012.

Gross margin

Gross margin increased by $268,360 to $1,173,140 for the Nine months ended September 30, 2012 as compared to $904,780 for the same period in 2011. The increases were mainly due to increases of gross margin from GCM and GMEH operations offset by a decrease of gross margin from GCG operation.

Gross margin of GCM increased by $2,381 to $602,339 for the nine months ended September 30, 2012 as compared to $599,958 for the same period in 2011, representing a 0.40% increase. The increase was mainly due to the increase in sales from electronic content by $127,248 offset by decrease in gross margin of traditional magazines by $124,867.

Gross margin of GMEH increased by $280,955 to $527,393 for the nine months ended September 30 of 2012 as compared to $246,438 for the same period in 2011, representing a 114.01% increase. The increase was mainly due to the increase in gross margin between April 2012 and September 2012 of $161,235 and the increase in gross margin of $119,720 because GMEH commenced its operation only since March 2011 and therefore there was only 1 month revenue in first quarter ended March 31, 2011 as compared to 3 months revenues in the same quarter in 2012.

Gross margin of GCG decreased by $14,976 to $43,408 for the nine months ended September 30, 2012 as compared to $58,384 for the same period in 2011, representing a 25.65% decrease. The decrease was mainly due to the decrease in gross margin between April 2012 and September 2012 of $22,859 offset by the increase of gross margin of $7,883 because GCG commenced its operation only since February 2011 and therefore there was only 2 month revenue in first quarter ended March 31, 2011 as compared to 3 months revenues in the same quarter in 2012.

General and administrative

The following table summarizes general and administrative expenses during the nine month period ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011	Increase (decrease)	% Change

Payroll cost	919,496	860,564	58,932	6.85%
Rental expenses	211,519	276,818	(65,299)	(23.59%)
Legal and professional fee	37,495	31,615	5,880	18.60%
Entertainment	11,150	10,444	706	6.76%
Miscellaneous	88,458	78,041	10,417	13.35%
	1,268,118	1,257,482	10,636	0.85%

Payroll cost increased by $58,932 to $919,496 for the nine months ended September 30, 2012 as compared to $860,564 for the same period in 2011, representing a 6.85% increase. The increase was mainly due to the decrease in payroll cost between April 2012 and September 2012 of $ 99,737 offset by increase of $158,669 because the Company commenced its operation in February of 2011 and there was only 2 months of payroll costs in first quarter ended March 31, 2011 as compared to 3 months of payroll costs in the same quarter in 2012.

Rental expenses decreased by $65,299 to $211,519 for the nine months ended September 30, 2012 as compared to $276,818 for the same period in 2011, representing a 23.59% decrease. The decrease was mainly due to GCM renewed its office lease at a lower rate.

Legal and professional fee increased by $5,880 to $37,495 for the nine months ended September 30, 2012 as compared to $31,615 for the same period in 2011, representing a 18.60% increase. The increase was mainly due to the increase of legal and professional fee $3,631 between July 2012 and September 2012 and $2,249 between January 2012 and June 2012.

Miscellaneous expenses increased by $10,417 to $88,458 for the nine months ended September 30, 2012 as compared to $78,041 for the same period in 2011, representing a 13.35% increase. The increase was mainly due to the fact that the increase of $13,469 because the Company commenced its operation in February 2011 and there were only 2 months of miscellaneous expenses in the first quarter ended March 31, 2011 as compared to 3 months miscellaneous expenses in the same quarter in 2012 offset by the decrease in miscellaneous expenses between April 2012 and September 2012 of $3,052.

Share based payment

Share based payment represents the sum of $233,000 legal and professional services rendered by two independent consultants settled by totaling of 2,300,000 shares of our common stock in August 2012.

Net loss from continuing operations

Net loss from continuing operations decreased by $1,439 to a net loss of $369,148 for the nine months ended September 30, 2012 as compared to $370,587 for the same period in 2011.

Liquidity and Capital Resources

Cash

Our cash balance as of September 30, 2012 was $231,902, representing a decrease of $12,372 as compared to $244,274 as of September 30, 2011.

Cash flow

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 amounted to $142,787 compared to net cash used in operating activities of $225,679 in the same period of 2011.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012 amounted to $216,097 compared to net cash provided by financing activities of $468,456 in the same period of 2011.

Working capital

Our net current liabilities increased by $150,250 to $392,634 as of September 30, 2012 from net current liabilities of $242,384 as of September 30, 2011.

We currently generate our cash flow from our operations. We believe that our cash flow generated from operations will be sufficient to sustain our operations for at least the next 12 months. There is no identifiable expansion plan as of September 30, 2012, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation does not have a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the nine months ended September 30, 2012 were denominated in HKD and were converted into US dollars at the exchange rate of 7.8 to 1. There can be no assurance that HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of HKD relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in our internal control over financial reporting as of September 30, 2012:

1.
Insufficient accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of September 30, 2012.

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

On August 14, 2012 the Company converted $42,100 short term borrowings into 2,105,000 shares of common stock of the Company.

In August 2012, we issued to two consultants in exchange for services rendered and services to be rendered 2,300,000 shares of our common stock. We issued these shares in transactions relying on the registration exemption provided by Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended September 30, 2012.

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

Date: October 26, 2012

By:           /S/ Yau Wai Hung
Yau Wai Hung
Chief Executive Officer and Director
(Acting Principal Accounting Officer)

Date: October 26, 2012