Form 10-Q/A
period 2012-09-30
GREAT CHINA MANIA HOLDINGS, INC.
filed 2012-11-02
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q/A

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

Explantory Note:
This Amended Quarterly report for the period ending September 30, 2012 is being filed to correct a discrepancy in the original filing dated November 1, 2012 wherein the exhibits were not filed with the signatures.  There are no other changes to this Amended Report and this report does not reflect any changes or events since the filing of the original 10Q Report.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements
Unaudited Condensed Consolidated Balance Sheets, September 30, 2012 and December 31, 2011
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Nine months ended September 30, 2012 and 2011
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2012 and 2011
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

Date: November 2, 2012

By:            /S/ Yau Wai Hung
Yau Wai Hung
Chief Executive Officer and Director
(Acting Principal Accounting Officer)

Date: November 2, 2012