Form 10-K
period 2012-12-31
GREAT CHINA MANIA HOLDINGS, INC.
filed 2013-03-28
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Registrant’s telephone number, including area code: 852-2882-9810

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
 Yes ☐  No  ☒

The aggregate market value of the registrant's voting stock held by non-affiliates (43,757,401 shares) of the registrant based upon the per share closing price of $0.08 on December 31, 2012 was approximately $3,500,592.

As of March 28, 2013, there were 80,498,453 shares of the issuer’s common stock outstanding.

Documents incorporated by reference: None

In this report, unless the context indicates otherwise, the terms  “Company,” “we,” “us,” and “our” refer to Great China Mania Holdings, Inc., a Florida corporation, and its wholly-owned subsidiaries for the period ending December 31, 2012.

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

Current Corporate Structure

As of the date of this filing, the corporate structure is as follows:

GMEC owns two wholly-owned subsidiaries named as Sharp Achieve Holdings Limited (BVI).and Super China Global Limited (BVI). Super China Global Limited (BVI) has two subsidiaries: 1) GME Holdings Limited which was incorporated February 18, 2011 and 2) GMEC Ventures Limited which was incorporated June 1, 2011. Sharp Achieve Holdings Limited (BVI) has two subsidiaries: 1) Great China Games Limited which was incorporated February 1, 2011 and 2) Great China Media Limited which was incorporated February 1, 2011.

General Description of Current Business

GMEC consists of 3 main business segments: Great China Media limited, an electronic content provider (“GCM”), GME Holding Limited, an artist and celebrity management company (“GMEH”) and Great China Game Limited, a video game retailer (“GCG”). In 2011, GCM was the main business segment of GMEC. During the mid of 2012, in order to capture the growing opportunities of artists management businesses in the region, the Company has reformed the businesses to position GMEH as the main business segment of GMEC.

GMEC is an artist management and entertainment company in located in Hong Kong and with talents all over Asia. Its major businesses include talent management, event management, music publishing, movie and TV series productions, multimedia and merchandise licensing in Hong Kong, China and across Asia. To leverage on the popularity and publicity of GMEC’s artists and celebrities in creating stories and events, GMEC also provides leisure and lifestyle-related electronic content to Hong Kong, Macau and China subscribers through cell phone networks and Internet.

GME Holdings Limited (“GMEH”)

GMEH currently manages 24 female artists and 5 male artists in Hong Kong, China, Malaysia and Australia.

Products and services

The profiles of the artists GMEH currently manages:

Female:

1.	Chrissie Chau	http://www.gmegroup.com.hk/index.php/talents/artist/chrissie
2.	Jeana Ho	http://www.gmegroup.com.hk/index.php/talents/artist/jeana
3.	Mia Chan	http://www.gmegroup.com.hk/index.php/talents/artist/mia
4.	Alin Chu	http://www.gmegroup.com.hk/index.php/talents/artist/a-lin
5.	Dada Lo	http://www.gmegroup.com.hk/index.php/talents/artist/dada
6.	Hidy Yu	http://www.gmegroup.com.hk/index.php/talents/artist/hidy
7.	Coco Yuen	http://www.gmegroup.com.hk/index.php/talents/artist/coco
8.	Waye	http://www.gmegroup.com.hk/index.php/talents/artist/waye
9.	Kabby Hiu	http://www.gmegroup.com.hk/index.php/talents/artist/kabby
10.	Suki Wong	http://www.gmegroup.com.hk/index.php/talents/artist/suki
11.	Annie G	http://www.gmegroup.com.hk/index.php/talents/artist/annie-g
12.	Haily C	http://www.gmegroup.com.hk/index.php/talents/artist/hailey
13.	Rika V	http://mm.taobao.com/gmerika?spm=0.0.0.0.tlqI6x

14.	Emily Lam	http://www.gmegroup.com.hk/index.php/talents/artist/emily
15.	Bao	http://www.gmegroup.com.hk/index.php/talents/artist/bao
16.	Chris Tong	http://www.gmegroup.com.hk/
17.	Amy Wong	http://gmeaustralia.com.au/artiste-8/
18.	Asiara Liu	http://gmeaustralia.com.au/artiste-8/
19.	Camilla	http://gmeaustralia.com.au/artiste-8/
20.	Fiona	http://gmeaustralia.com.au/artiste-8/
21.	Jennifer	http://gmeaustralia.com.au/artiste-8/
22.	Mia Lee	http://gmeaustralia.com.au/artiste-8/
23.	Toshika	http://gmeaustralia.com.au/artiste-8/
24.	Wendy Kong	http://gmeaustralia.com.au/artiste-8/

Male:

1.	Dominic Ho	http://www.gmegroup.com.hk/index.php/talents/artist/dominic
2.	La Ying	http://www.gmegroup.com.hk/index.php/talents/artist/la-ying
3.	KitJ	http://www.gmegroup.com.hk/index.php/talents/artist/kit-j
4.	Ben Yeung	http://www.gmegroup.com.hk/index.php/talents/artist/ben
5.	King Chiu	http://www.gmegroup.com.hk/index.php/talents/artist/king

During 2012, we have arranged our artists to participate in the following activities for revenue generations:

1.	Movie participations

'Journey to The West ' by Chrissie Chau http://goo.gl/BQ5qm
‘Ye Dian Gui Tan’ By Chrissie Chau http://goo.gl/s9VPl
‘Paper Moon’ by Chrissie Chau http://goo.gl/F0XVw
‘Lives in Flames’ by Jeana Ho http://goo.gl/M7cqS
‘Lan Kwai Fong 2’ By Mia Chan and Dominic Ho http://goo.gl/WGDu1
‘Young and Dangerous: Reloaded’ By Dominic Ho http://goo.gl/C45Pn

2.	TV series participations

Now TV 102 Channel Fiji Tour by Rika V, Hidy Yu and Dominc Ho http://goo.gl/txsrp
'Tang Dynasty Romantic Hero' By Chrissie Chau http://goo.gl/Ezcuw
Chrissie Chau on TV Series "IPMAN" http://goo.gl/Ncqp1
‘Memories’ by Chrissie Chau, Coco Yuen and Waye http://goo.gl/EEfD8

3.	Music and record productions

Coco Yuen and Waye perform their first plug song “Lemon Space-Time” http://goo.gl/CgSWE
Bro5 , OctoBeez ,LemonBeez perform in CoverStar competition http://goo.gl/XbbZn
Bro5 ‘Crazy” MV http://goo.gl/tqO52

4.	Promotional events for brands and institutional customers

Sydney Australia Tao Girls Recruitment promotion http://goo.gl/zVaqW
Alivenotdead x SONY XBA head phone promotion by Jeana Ho http://goo.gl/cseoP

Victoria Secret Macau grand opening DJ by Jeana Ho http://goo.gl/exGqX
Broadway Electronic Store TVC by Dominic Ho, Hailey C http://goo.gl/14ErS
MonsterBeez (Haily C and Annie G) DJing in Fanta Sai Yu party http://goo.gl/z2r6F
McDonald McCafe TVC by Dominic Ho http://goo.gl/dk1Nd
Gaga Club Jeana DJ show http://goo.gl/sgckS
Skin Peptoxyl promotion by Rika V http://goo.gl/Wft8Z
Mia Chan DJing in Open Gala Party of Shenzhen China ‘Face Club’ http://goo.gl/evw8m

5.	Spokesperson marketing

Chrissie Chau is chosen as the spokesman of Hong Kong's largest electronics retailers 'Citylink' http://goo.gl/oNYnL
Chrissie Chau becomes the spokesman of giant underwear and consumer goods brand ‘LA MIU’ in China http://goo.gl/78fmC
Chrissie Chau is chosen as the sole spokesman of Kentucky Fried Chicken ("KFC") and its signatory "Zinger Tower Burger" in Hong Kong http://goo.gl/hjuNh

6.	Artist – related merchandising

Chrissie Chau crossover famous Chinese fashion brand for revenue generating activities http://www.lamiu.com/article_847.html

GMEH also receives shared revenue from
1.	Intellectual property rights on CD, DVD and video products
2.	Musical product licenses
3.	MP3 downloads

Target customers

Since the majority of its artists appeal to adolescents and young generation, GMEH’s target customers are:
1.	Adolescents and young adults
2.	Brand owners and institutional customers who target adolescents and young adults as their end customers

The selected list of institutional clients of GMEH in 2012 includes:

1.	KFC	http://www.kfchk.com
2.	Bossini	http://www.bossini.com
3.	LA MIU	http://www.lamiu.com
4.	Giordano	http://www.giordano.com.hk
5.	McDonalds	http://www.mcdonalds.com.hk
6.	Taobao	http://mm.taobao.com
7.	Citilink	http://www.citylink.com.hk
8.	Funamedia	http://www.funamedia.com/
9.	Mega-Vision Pictures Limited	http://www.thefilmcatalogue.com/catalog/CompanyDetail.php?id=3041
10.	MTel Limited	http://www.mtelnet.com/

Currently GMEH’s artists are from Hong Kong, Malaysia, Australia and China.

Great China Media Limited (“GCM”)

GCM is an electronic content provider arm within GMEC. It is located and operated in Hong Kong. Through GCM, GMEC targets at Hong Kong’s electronic content market through provision of content in the form of electronic magazines and auxiliary products. GCM can leverage on the involvements of GMEH’s artists in various activities to create and produce more electronic contents that are appealing to and welcomed by adolescents and young adults.GCM owns the intellectual property rights of all the electronic content developed, which consists of a huge catalog of content and distribution rights.

Products

GCM provides mainly three products:

1.	Electronic content in the form of electronic magazines

Currently GCM publishes 7 electronic weekly / bi – weekly magazines:

Names of magazines	Themes and contents

GameWave	Reviews, previews and news about video games
AniWave	Reviews and previews about animated films
SoccerWave	News about world soccer
Hotmachine	News and information about sports cars and automobiles
AppsWave/AppsBible	Reviews and news about Apple App Store and Android Market products
C.P.U	Updates about computer hardware and software
PCGameWave	Reviews, previews and news about PC online games

Through the provision of these electronic magazines, revenues are generated from 2 sources:

Direct subscription from customers: Customers can subscribe to electronic magazines through traditional computers, iphones, iPads, Android handsets and tablets using:

1.	24 reader ( link here )

Revenue sharing with cell phone operators: GCM has distribution agreements with various major operators in Hong Kong and China:

1.	3HK ( link here )
2.	Smartone and China Mobile ( link here )
3.	3 Macau ( link here )
4.	China Viva ( link here )

2.	Traditional magazines

In order to fully utilize the electronic contents that GCM has produced, GCM has also made available the content in traditional paper magazines through over 2,000 points of sale throughout Hong Kong as follows:

Names of magazines	Available in

GameWave	7-Eleven, VanGo, Circle K, Book store
AniWave	7-Eleven, VanGo, Circle K, Book store
SoccerWave	7-Eleven, VanGo, Circle K, Book store
Hotmachine	7-Eleven, VanGo, Circle K, Book store
AppsBible	3Shop

3.	Advertisement

GCM generates advertisement revenue through the electronic media and traditional paper magazines.

Target customers

The core of GCM’s electronic contents relate to the leisure and lifestyle of adolescents and young adults. Each of these magazines is targeted to different groups of customers with different ages and preferences with the aim of covering all aspects of their leisure activities and hobbies:

Name of magazine	Target customers
	Age group	Preferences in hobbies and activities

GameWave	8 – 35	Video console game player
AniWave	12 – 28	Young animation fans in HK
SoccerWave	12 – 40	Soccer fans in HK market
Hotmachine	12 – 35	Sports cars and automobile lovers
AppsWave/Appsbible	20 – 35	Smart phone user in HK
C.P.U	14 – 45	PC user in Hong Kong.
PCgamewave	8 – 30	Active online PC game player in Hong Kong

Great China Games Limited (GCG)

GCG targets at Hong Kong’s online and offline video games market. GCG is the official reseller of Microsoft Xbox360 and Monster Cable in Hong Kong.

The major brands of products that GCG has carried are as follows:

Product	Brands

Sony	PS3/PSP/PS VITA and accessories
Microsoft	Xbox360 and accessories
Other	Wii, and other brands

Industry and Market Environment

GMEH

China has one of the fastest growing entertainment industries in the world. The global entertainment industry is expected to show an annual growth of 10% in the next four years and that growth will be driven by China – movies, theme parks, media, etc. This growth in entertainment gives rise to many issues, including distribution, licensing, intellectual property, contract and investment.

Movies are very popular in China and there are approximately 15 movie studios in China, among the most famous are Shanghai studio, Beijing studio and Changchun studio. But the movies that are most popular are not produced by these studios, but come from foreign sources including the U.S. despite a variety of administrative measures by the Chinese central government, imported films represent a major share of the Chinese market. It is estimated that revenue from ten imported films was responsible for 70% of the market with the remaining 30% for 100 or more domestic films.

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

Major Competitors

We have two major prevailing competitors in Hong Kong, specifically: China 3D Digital Entertainment Limited (“China 3D”) and Pegasus Entertainment Holdings Limited (“Pegasus”).

China 3D (Website: http://www.china3d8078.com) is a publicly trading company listed on the Growth Enterprise Market of The Hong Kong Stock Exchange (“GEM”) stock code: 8078 .  During 2011, China 3D reported a total revenue of approximately $6.9 million and a net loss of $1.1 million.

The expertise of China 3D is production of movies, acquisition of movie right and movie distribution.  During 2012, they have produced and distributed several successful movies with record breaking box offices revenues.  Looking forward in 2013, they will enter into the 3D movie market in Hong Kong and China as well.  They are in direct competition with GMEC’s movie business as GMEC plans to enter into the movie production and distribution rights business in 2013.

Pegasus (http://www.pegasusmovie.com) is also a publicly trading company listed GEM stock code: 8039.  Pegasus has an established brand name in the China movie market especially in comedy genre.  They have successfully acquired the theatrical distribution right and arranged the showing in Hong Kong and Macau for "Lost in Thailand", a wonderful comedy, who has grossed box office receipts over $200 million in China, setting the highest record of China box office receipts by a Chinese language movie.  They are also in direct competition with GMEC on the movie production and movie distribution right business in China market.

Competitive Advantages

GMEH

The management has identified several competitive factors in the industry:

1.	Management experience
2.	Business relationship in the industry
3.	Client relationship
4.	Relationship with theater networks within the region
5.	Experience in multimedia artist exposure

GMEC believes its management team has competitive advantages over these competitive factors:

1.	GMEC’s CEO and his management team has over 12 years experiences in this industry including over 10 years working experience in the largest entertainment company in Hong Kong.
2.	GMEC’s management team has an excellent relationship with TV channels, printed media, electronic media operators and theater network operators.
3.	CEO and his team have over 10 years’ experiences in establishing client relationship to organize and handle promotional events.
4.	GMEC management team has over 10 years’ working relationship with 2 major theater chains operators in Hong Kong to distribute movies in Hong Kong
5.	Through GCM operations, GMEC management team has the ability to utilize multimedia networks to create extensive public awareness and exposures over its artists and promotional events.

GCM

GCM utilizes crossover platforms, including traditional print media, online media, mobile media and outdoor media platform to create e – contents that enable GMEC to create extensive public exposure over its artists and events.  On the other hand, GMEH artists and events have supported GCM to ensure there are sufficient contents to be provided.  The synergies of combining GCM and GMEH operations cannot be easily imitated by GCM’s competitors.

The Company also has an in-house technology team that develops interactive applications, such as smart phone games that relate to magazine content or to adhere to a client’s brand promotion strategy.

Business development

GMEH

Looking forward in 2013, GMEC will develop its businesses organically through expanding the current businesses and penetrating into new businesses.

Current businesses expanding

GMEC will increase its extent of movie participations in Hong Kong and China by aggressively placing its artists in new movies to be produced in Hong Kong and China in 2013.  The main objective is to increase its revenue base and improves its artists’ exposure.

GMEC plans to penetrate into movie production business on top of movie participation by investing into new movies going to be produced in Hong Kong and China in 2013.  GMEC will also participate into overseas movie distribution businesses in 2013.

Penetrating into new businesses

GMEC plans develop the following new businesses in 2013:

1.
Cooperate with international celebrities / sport stars / artists to crossover merchandizes and products to be marketed in Hong Kong and China.  GMEC plans to leverage on the popularities of international celebrities and stars to: (1) assist GMEC’s artists to penetrate into international markets; (2) diversify revenue sources and increase sales through merchandizes and products.

2.
Cooperate with world class movie producers and experts to improve the quality of the movies produced by GMEC.  Through cooperation with world class movie experts, GMEC can improve the quality of its movies so produced to enhance movie revenues.

3.	Cooperate with famous and popular apparel brands and electronic products that are appealed to teenagers (e.g., headsets producers) as spokesman in order to better penetrate into teenagers’ market.

GCM

In 2013, GCM plans to create an online game point platform – ’GameWave Point’ with Ba-Bi (link here). It is estimated that the platform will commence into operations through Hong Kong’s convenience stores network in April 2013.

Employees

The following table summarizes the employees of GMEC and their operations of GCM, GMEH, GCG:

	GMEC	GCM	GMEH	GCG	Total

CEO	1	--	--	--	1
General & Administration	2	4	3	1	10
Operation	--	33	3	--	36
Sales and broker	--	3	5	2	10
Total	3	40	11	3	57

Sales and Marketing

GMEH

We have 5 senior brokers in a public relations agency and production house to arrange and book model jobs for clients. Our General Manager and assistant manager will response negotiate television and film production units for artists’ jobs.

GCM

We have 3 sales representatives to directly approach clients and sell our printed and online banner space.

Our traditional magazines are distributed through distributors to over 2,000 point of sale in Hong Kong.

Our electronic magazine sell through various major operators in Hong Kong: 3HK link here, Smartone and China Mobile  link here , Macau (3 Macau ( link here ) ) and China (Viva ( link here ) ) to obtain revenue.

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

We have relied upon our ability to enforce contracts entered into by models and other talent we represent.  If we are unable to protect and enforce our contractual rights, we may suffer a loss of revenue.

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

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks;

•
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

Even if a market develops for our shares, our shares may be thinly traded with wide share price fluctuations, low share prices and minimal liquidity.

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

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

The following properties are leased by the Company and the Subsidiaries:

Entity	Locations and addresses	Areas	Rent	Leasing period until	Owner
GMEC Ventures Limited	Suite 1902, 19/F., Tower II, Kodak House, Quarry Bay, Hong Kong	2,853 square feet	$6,949 per month	July 27, 2014	Vision China Limited

Great China Media Limited	Room A, 18/F., Phase 1, Kingsford Industrial Building, 26-32 Kwai Hei Street, Kwai Chung, N.T., Hong Kong	4,100 square feet	$6,410 per month	January 31, 2014	China Culture Limited

Item 3.  Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such except the following:-

We are currently the defendant in a civil lawsuit that was brought by CMF Investments, Inc. in the state of New York. We intend to aggressively defend itself in this lawsuit. At issue in the lawsuit is the nonpayment by the plaintiffs for shares in the Company to a group of non affiliate shareholders and the attempts to collect the amount owed by the Plaintiff.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Securities Holders.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock has been traded on the Over the Counter Bulletin Board (OTCBB) under the symbol “GEBD,” since May 22, 2008.On March 16, 2011, the symbol had been changed to “GMEC” because of the change of the Company name. The following table sets forth the high and low bid information for our common stock from January 1, 2011 through March 28, 2013, as reported by OTCBB.

Period	Low ($)	High ($)

2013 First Quarter	$0.02	$0.11
2012 Fourth Quarter	$0.04	$0.22
2012 Third Quarter	$0.10	$0.40
2012 Second Quarter	$0.15	$0.65
2012 First Quarter	$0.04	$0.45
2011 Fourth Quarter	$0.06	$0.06
2011 Third Quarter	$0.01	$0.08
2011 Second Quarter	$0.01	$0.12
2011 First Quarter	$0.09	$0.12

Number of Holders of Common Stock

The number of holders of record of our common stock on March 28, 2013 was 65.

Dividends

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2011 or 2012. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.  The payment of any dividends is within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

We issued 1,622,432 shares of common stock to a convertible note holder for final settlement of a convertible note totaling $40,000 during the period from January 2, 2013 to January 18, 2013.

We are offering to sell up to 10,600,000 shares of common stock issuable to one non affiliate investor as disclosed on our Form S-1 filed with the Securities and Exchange Commission on March 13, 2013.

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

Revenue recognition

Revenue represents the invoiced value of goods sold or services rendered during the year, net of sales discounts and returns. Generally revenue is recognized when all of the following criteria are met:

-	Persuasive evidence of an arrangement exists,
-	Delivery has occurred or services have been rendered,
-	The seller’s price to the buyer is fixed or determinable, and
-	Collectability is reasonably assured

Revenue recognition policies for each of the major products and services of continuing operations are illustrated as follows:

(i)	Revenue from provision of artist management, event management, and promotion for its clients are recognized when services are rendered.

(ii)	Revenue from traditional paper magazines sales is recognized when magazines are sold to customers, net of sales return.
(iii)	Revenue from the provision of advertising services is recognized when services are rendered.
(iv)
Revenue from electronic content sales like iPhone and Android applications is recognized when receipt is confirmed by service providers. In 2012, the revenue generated from digital content is not significant to the publication of magazines operation.

(v)	Revenue from retail operation of video games and accessories is recognized upon delivery of goods to customers.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. The amendments in this Update are effective for annual periods for fiscal years beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No.2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Results of Continued Operations – Year Ended December 31, 2012, as Compared to Year Ended December 31, 2011.

The following table summarizes the results of our continued operations during the year ended December 31, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) from the year ended December 31, 2011 to the year ended December 31, 2012.

	2012	2011	Increase (decrease)	% Change
Revenue
GMEH	$1,931,005	$1,106,507	$824,498	74.51%
GCM	2,238,117	2,641,324	(403,207)	(15.27%)
GCG	643,473	1,623,956	(980,483)	(60.38%)
	4,812,595	5,371,787	(559,192)	(10.41%)
Cost of sales
GMEH	1,282,555	850,380	432,175	50.82%
GCM	1,475,726	1,811,863	(336,137)	(18.55%)
GCG	593,818	1,566,211	(972,393)	(62.09%)
	3,352,099	4,228,454	(876,355)	(20.73%)
Gross profit
GMEH	648,450	256,127	392,323	153.18%
GCM	762,391	829,461	(67,070)	(8.09%)
GCG	49,655	57,745	(8,090)	(14.01%)
	1,460,496	1,143,333	317,163	27.74%
General & administrative	1,950,772	2,163,892	(213,120)	(9.85%)
Total operating expenses	1,950,772	2,163,892	(213,120)	(9.85%)
Loss from operations	(490,276)	(1,020,559)	530,283	51.96%
Other income (expense)	(44,211)	(13,755)	(30,456)	(221.42%)
Provision for taxation	-	-	-	N/A

Net (loss)/income from continuing operations

GMEH	$114,358	$(193,360)	$307,718	159.14%
GCM	(51,730)	(212,221)	160,491	75.62%
GCG	(51,860)	(68,251)	16,391	24.02%
Corporate	(545,255)	(560,482)	15,227	2.72%
	$(534,487)	$(1,034,314)	$499,827	48.32%

Revenues

Revenues decreased by $559,192 to $4,812,595 for the year ended December 31, 2012 as compared to $5,371,787 for 2011. The decreases were mainly due to the decrease in revenue from GCM and GCG operations offset by the increases in revenue from GMEH operations.

Sales revenue of GMEH increased by $824,498 to $1,931,005for the year ended December 31, 2012 as compared to $1,106,507 for 2011, representing a 74.51% increase. The increase in revenue was mainly due to the increase of $638,839 by the artists’ performances in promotional events for brands and institutional customers, $164,480 by the artists’ performances in movies and TV shows and $21,179 by artist-related merchandising and shared profit of intellectual property rights.

Sales revenue of GCM decreased by $403,207 to $2,238,117 for the year ended December 31, 2012 as compared to$2,641,324 for 2011, representing a 15.27% decrease. The decrease in revenue was mainly due to the increase in electronic content sales by $107,213 offset by the decrease of traditional paper magazines sales by $510,420.

Sales revenue of GCG decreased by $980,483 to $643,473for the year ended December 31, 2012 as compared to$1,623,956 for 2011, representing a 60.38% decrease. The decrease in revenue was mainly due to the closure of a retail shop in May 2012.

Cost of sales

Cost of sales decreased by $876,355 to $3,352,099 for the year ended December 31, 2012 as compared to $4,228,454 for 2011. The increase was mainly due to the decreases in cost of sales from GCM and GCG operations offset by the increase in cost of sales from GMEH.

Cost of sales of GMEH increased by $432,175 to $1,282,555 for the year ended December 31, 2012as compared to $850,380 for 2011, representing a 50.82% increase. The increase was mainly due to the increase of artist fee by $388,143 and other direct cost by $86,160 offset by the decrease in the agency fee of $42,128.

Cost of sales of GCM decreased by $336,137 to $1,475,726 for the year ended December 31, 2012 as compared to$1,811,863 for 2011, representing an 18.55% decrease. The decrease was mainly due to the decrease of: 1.) paper cost by $91,861, 2.) printer cost by $79,425, 3.) distribution fee by $104,051 and 4.) other production costs by $60,800.

Cost of sales of GCG decreased by $972,393 to $593,818 for the year ended December 31, 2012 as compared to $1,566,211 for 2011, representing a 62.09% decrease. The decrease in cost of sales was mainly due to the closure of a retail shop in May 2012.

Gross margin

Gross margin increased by $317,163 to $1,460,496 for the year ended December 31, 2012 as compared to $1,143,333 for 2011. The increases were mainly due to increases of gross margin from GMEH operations offset by a decrease of gross margin from GCM and GCG operation.

Gross margin of GMEH increased by $392,323 to $648,450 for the year ended December 31, 2012 as compared to $256,127 for 2011, representing a 153.18% increase. The increase was mainly due to the decrease of the agency fee boost up the gross margin.

Gross margin of GCM decreased by $67,070 to $762,391 for the year ended December 31, 2012 as compared to $829,461 for 2011, representing a 8.09% decrease. The decrease was mainly due to the decrease in gross margin of traditional magazines by $174,283 offset by increase in margin from electronic content by $107,213.

Gross margin of GCG decreased by $8,090 to $49,655 for the year ended December 31, 2012 as compared to $57,745 for 2011, representing a 14.01% decrease. The decrease was mainly due to the closure of a retail shop in May 2012.

General and administrative

The following table summarizes general and administrative expenses during the year ended December 31, 2012 and 2011, and provides information regarding the dollar and percentage (increase) / decrease from the year ended December 31, 2011 to the year ended December 31, 2012.

	2012	2011	(Increase) decrease	%Change

Payroll cost	1,191,846	1,306,870	115,024	8.80%
Rental expenses	268,112	395,725	127,613	32.25%
Legal and professional fee	330,998	321,742	(9,256)	(2.88%)
Entertainment	17,801	17,227	(574)	(3.33%)
Miscellaneous	142,015	122,328	(19,687)	(16.09%)
	1,950,772	2,163,892	213,120	9.85%

Payroll cost decreased by $115,024 to $1,191,846 for the year ended December 31, 2012 as compared to $1,306,870 for 2011, representing an 8.80% decrease. The decrease was mainly due to an increases of payroll cost $65,956 in GMEH operation offset by the total decrease of payroll cost $ 180,980 in all other segments.

Rental expenses decreased by $127,613 to $268,112 for the year ended December 31, 2012 as compared to $395,725 for 2011, representing a 32.25% decrease. The decrease was mainly due to $147,430 rent reduced by GCM, $8,118 rent saved by GCG due to closure of retail shop in May 2012 offset by $27,935 rent raised by corporate segment.

Legal and professional fee increased by $9,256 to $330,998 for the year ended December 31, 2012 as compared to $321,742 for 2011, representing a 2.88% increase. The increase was mainly due to the cost of preparing Form S-1 filed on March 13, 2013.

Miscellaneous expenses increased by $19,687 to $142,015 for the year ended December 31, 2012 as compared to$122,328 for 2011, representing a 16.09% decrease. The increase was mainly due to the increase of $5,436 by GCM, $137 by GMEH and $15,350 by corporate segment offset by the decrease of $1,236 by GCG. The increase of $15,350 by corporate segment consist a sum of $11,013 in other receivable written off and an increase of $4,337 in other general expenses.

Net loss from continuing operations

Net loss from continuing operations decreased by $499,827 to a net loss of $534,487 for the year ended December 31, 2012 as compared to $1,034,314 for 2011.

Liquidity and Capital Resources

Cash

Our cash balance as of December 31, 2012 was $218,773, representing a decrease of $86,439 as compared to $305,212 as of December 31, 2011.

Cash flow

Operating Activities

Net cash used in operating activities for the year ended December 31, 2012 amounted to $18,507 compared to net cash provided by operating activities of $262,434 in the same period of 2011. The change of $243,925 was mainly due to: 1.) a decrease of $208,372 in share based payments, 2.) an increase of $51,386 in amortization of discount on Convertible note, and 3.) an increase of $12,682 in interest income receivable.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2012 amounted to $67,932 compared to net cash provided by financing activities of $566,154 for 2011. The change of $634,086 was mainly due to: 1.) an increase in short term loan receivable $127,813, 2.) a decrease in advance from related parties $284,948, 3.) a decrease in cash repayment of convertible note $96,899, 4.) a decrease in net proceeds from short-term borrowings $154,151, 5.) an increase in net proceeds from the convertible note $7,300 and 6.) an increase in settlement of subscription receivable $22,425.

Working capital

Our net current liabilities increased by $72,371 to $523,573 as of December 31, 2012 from net current liabilities of $595,944 as of December 31, 2011.

As of December 31, 2012 we may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. We intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 19, 2013, we dismissed Madsen & Associates CPA, Inc. as our independent registered public accounting firm, and appointed Albert Wong & Co, CPA, as disclosed on our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2013. In connection with the change in accountants, there have been no disagreements as required by this item.

Item 9A.  (T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer, and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management's assessment of our internal control over financial reporting, we identified the following material weakness in our internal control over financial reporting as of December 31, 2012:

1.
Insufficient accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2012 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

At December 31, 2012, our directors and executive officers are as follows:

Name	Age	Position
Yau Wai Hung	38	Chief Executive Officer (CEO) and Director
Kwong Kwan Yin Roy	37	Director
Chan Wing Hing	45	Director
Cheung Wai Kit*	38	Director

*Additional information about this individual can be found on the Company’s previous Form 10-K for the period ending December 31, 2011, which was filed with the SEC on April 16, 2012.

On January 14, 2013, Mr. Cheung Wai Kit resigned as a director of the Company and Ms. Yum Ka Yan was appointed as a director of the Company. On the same day, Mr. Yau Wai Hung resigned as the Company’s CEO and Mr. Kwong Kwan Yin Roy was appointed as CEO and Chief Financial Officer (CFO).

Our current directors and executive officers are as follows:

Name	Age	Position
Kwong Kwan Yin Roy	37	CEO, CFO and Director
Yau Wai Hung	38	Director
Chan Wing Hing	45	Director
Yum Ka Yan	34	Director

Mr. Kwong Kwan Yin Roy, age 37, received his education at Poly University Hong Kong. He joined Hong Kong Television Broadcasts Limited in 1997, where he was responsible for variety and music shows and became familiar with the operation of the electronic media. He joined Hong Kong Emperor Entertainment in 2000, where he was responsible for corporate promotion of music, film, and production. Mr. Kwong has experience in advertising, corporate matters and brand building. In 2004, he successfully formed an alliance between California Red Group (a karaoke operator) with NEWAY (a karaoke operator) and Emperor Group. During his experience at Emperor Group, Mr. Kwong organized a number of large-scale publicity projects including work for the top artist in Hong Kong and China. Mr. Kwong was appointed as CEO and CFO of the company since January 14, 2013.

Mr. Yau Wai Hung, age 38, received his education at St. Francis Xavier College in Hong Kong. Mr. Yau started working at Gaming Industrial in 1991 and later sold his retail company to a listed company in Hong Kong in 1997. Mr. Yau joined China Culture Limited in 2006 and successfully converted its magazine content into electronic form and into a major mobile and broadband operator in Hong Kong, Singapore, Taiwan and Macau. In 2010 Mr. Yau successfully coordinated with soccer stars Gary Neville and Van De Sar to provide exclusive World Cup expert analysis to the Hong Kong Jockey Club. Mr. Yau was appointed as CEO and director since January 28, 2011 and resigned as CEO on January 14, 2013.

Mr. Chan Wing Hing, age 45, finished his formal education in Hong Kong. Mr. Chan set up his first publishing company in 1997 and has established several magazines.  In 2002, he consolidated all of his magazines into China Culture Limited. Mr. Chan has extensive experience in the areas of publishing and distribution.

Ms. Yum Ka Yan, age 34, received her education at University of Hong Kong. Ms. Yum joined Edko Films Limited in 2005, where she was responsible for marketing and promotion of movies and cinema opening; she joined Emperor Motion Pictures in 2007, where she was promoted to Assistant Marketing Manager, which she responsible for marketing and promotion planning of movie productions. Ms. Yum has experience in advertising, marketing and publicity planning. She participated in marketing and publicity campaigns in various blockbuster titles: Lust, Caution (2007), Spider Man 3 (2007), Curse of Golden Flower (2006) and Brokeback Mountain (2005) etc. She joined the company in 2011 and appointed as director on January 14, 2013.

Corporate Governance

Number and Term of Directors

We currently have four directors of the Company. All directors of our company hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The above table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

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

Changes in Director Nomination Process for Stockholders

None.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officer and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Our directors, executive officer and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us, our directors, executive officer or persons who own more than 10% of our common stock were complied with the beneficial ownership reporting requirements of Section 16(a).

Item 11.  Executive Compensation

The following table sets forth all cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during each of our last two fiscal years to each of the following named executive officers (the “Named Executive Officers”):

EXECUTIVE OFFICERS COMPENSATION

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Non-qualified Compensation earning ($)	All other Compensation ($)	Total ($)

Yau Wai Hung,	2012	63,587	0	0	0	0	0	0	63,587
Former CEO	2011	60,641	0	118,800	0	0	0	0	179,441

Kwong Kwan Yin	2012	70,766	0	0	0	0	0	32,306	103,072
Roy, CEO	2011	64,872	0	0	0	0	0	0	64,872

Employment Agreements

None.

Equity Compensation Plans

We do not maintain any equity compensation plans and we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

DIRECTOR COMPENSATION

The following table summarizes compensation that our director and former directors earned during 2012 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)	All Other Compensation ($)	Total ($)
Yau Wai Hung	0	0	0	0
Kwong Kwan Yin Roy	0	0	0	0
Cheung Wai Kit	21,538	0	0	21,538
Chan Ka Wai	0	0	0	0
Chan Wing Hing	0	0	0	0
Yum Ka Yan	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 15, 2013, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, our officer, and all directors and our officer as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Outstanding Common Stock(1)
Cheung Wai Kit, Former Director	0	0%
Chan Ka Wai, Former Director	0	0%
Chan Wing Hing, Director	0	0%
Kwong Kwan Yin Roy, Director and CEO	25,320,950	31.15%
Yum Ka Yan, Director	0	0%
Yau Wai Hung, Director and Former CEO	9,797,670	12.17%

(1)	Based on 80,498,453outstanding shares of common stock on March 28, 2013.
(2)	The business address for each of our officers and directors is Room 1902, 19/F., Kodak House II, 321 Java Road, North Point, Hong Kong.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

There has not been since January 1, 2012, nor is there currently pending any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded $120,000 and in which any director, executive officer, holder of more than 5% of our Common Stock or any member of the immediate family of any of these persons had or will have a direct or indirect material interest other than the following:

On January 19, 2012, we entered into a subscription agreement with Chan Ka Wai (“Chan”), former director the Company purchased 28,500,000 shares of common stock from us (the “Shares”).  The purchase price of the shares was $ 519,200.  The Shares were acquired for long-term investment, and the transferability of the Shares is restricted.

On September 4, 2012, Chan entered into a Stock Purchase Agreement with two other directors of the Company, Kwong Kwan Yin Roy (“Kwong”) and Yau Wai Hung (“Yau”), pursuant to which Chan agreed to sell to Kwong, Yau and an non affiliate corporation a total of 18,555,400 restricted shares (the “Shares”) of the Company’s common stock at a total sum of $1,855,400 or $0.10 per share. Of the total number of the Shares sold, Kwong purchased 11,080,200 shares and Yau purchased 7,698,200 shares. On the same day, Kwong and Yau entered into a Stock Purchase Agreement with a group of individuals (“Shareholders”) pursuant to which Kwong and Yau agreed to purchase a total number of 24,137,890 restricted shares (“Shares”) from the shareholders at a total sum of $2,413,789 or $0.10 per share. Of the total number of Shares purchased, Kwong purchased 14,240,750 shares and Yau purchased 1,099,470 shares.

Director Independence

Our directors as of December 31, 2012, and currently, are not “independent directors” within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Securities Act of 1934, as amended.

Item 14.  Principal Accountant Fees and Services

On March 19, 2013, we dismissed Madsen & Associates CPA, Inc. (“Madsen”) as our independent registered public accounting firm, and appointed Albert Wong & Co, CPA (“Wong”), as disclosed on our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2013. The above decision was approved by our Board of Directors.  During our fiscal years ended December 31, 2011, 2012 and through March 28, 2013, we did not consult with both Wong and Madsen on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and they did not provide either a written report or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

We paid the following fees to its auditors during its fiscal years ended December 31, 2012 and 2011:

Fee Category	2012	2011
Audit fees – Madsen	-	$13,500
Audit fees –Wong	$13,000	-

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our financial statements and review of the final financial statements included in our annual reports on Form 10-K.

Audit Related Fees

We did not incur any audit-related fees with Madsen and Wong for the years ended December 31, 2012, and 2011.

Tax Fees

We did not incur any tax fees with Madsen and Wong for the years ended December 31, 2012 and 2011.

All Other Fees

We incurred $4,500 service fees each year from Madsen in 2012 and 2011 separately.

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

GREAT CHINA MANIA HOLDINGS, INC

March 28, 2013	By:	/s/ Kwong Kwan Yin Roy
	Name:	Kwong Kwan Yin Roy
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 28, 2013	By:	/s/ Kwong Kwan Yin Roy
		Name:	Kwong Kwan Yin Roy
		Title:	Chief Executive Officer and Director

March 28, 2013	By:	/s/ Kwong Kwan Yin Roy
		Name:	Kwong Kwan Yin Roy
		Title:	Chief Financial Officer and Director

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Table of Contents - Financial Statements

To the Board of Directors and Shareholders of Great China Mania Holdings, Inc. and subsidiaries
Hong Kong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Great China Mania Holdings, Inc. and subsidiaries (the Company) as of December 31, 2012 and the consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Albert Wong & Co. CPA
Albert Wong & Co. CPA
March 27, 2013
Hong Kong, China

Table of Contents - Financial Statements

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

s/Madsen& Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
April 16, 2012
Salt Lake City, Utah

Table of Contents - Financial Statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012

	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$218,773	305,212
Accounts receivable	353,122	396,295
Inventories	10,438	52,570
Short term loan receivable	140,495	-
Deposits, prepaid expenses and other receivables	165,932	175,123
Total current assets	888,760	929,200

TOTAL ASSETS	$888,760	$929,200

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$997,911	$792,482
Accrued expenses and other payables	84,720	145,151
Unearned revenue	27,691	20,588
Amount due to a director	-	2,051
Short-term borrowings	63,656	275,775
Amount due to related parties	38,128	160,897
Convertible notes	168,926	-
Total current liabilities	1,381,032	1,396,944

LONG-TERM LIABILITIES
Convertible note	31,301	128,200
	31,301	128,200

TOTAL LIABILITIES	$1,412,333	$1,525,144

SHAREHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; 78,876,021and 28,366,000 shares issued and outstanding as of December 31, 2012and 2011, respectively	$788,761	$283,660
Additional paid in capital	7,640,618	7,042,086
Accumulated deficits	(8,457,669)	(7,923,182)
Accumulated other comprehensive income	1,492	1,492
Less: Subscription receivable	(496,775)	-

TOTALSHAREHOLDERS’ EQUITY	$(523,573)	$(595,944)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$888,760	$929,200

See accompanying notes to consolidated financial statements

Table of Contents - Financial Statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended December 31, 2012

	2012	2011
CONTINUING OPERATIONS

REVENUES	$4,812,595	$5,371,787

COST OF SALES	3,352,099	4,228,454

GROSS PROFIT	1,460,496	1,143,333

EXPENSES
General and administrative expenses	1,950,772	2,163,892
	1,950,772	2,163,892

LOSS FROM CONTINUING OPERATIONS	(490,276)	(1,020,559)

OTHER INCOME/(EXPENSE)
Interest income	12,682	-
Interest expenses	(54,116)	-
Other income	22,350	13,342
Other expenses	(25,127)	(27,097)
	(44,211)	(13,755)
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(534,487)	(1,034,314)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(534,487)	$(1,034,314)

DISCONTINUED OPERATIONS
Net loss from discontinued operations	-	(80,233)
Gain on disposal of discontinued operations	-	958,855
NET INCOME FROM DISCONTINUED OPERATIONS	-	878,622

NETLOSS FOR THE YEAR	$(534,487)	$(155,692)

OTHER COMPREHENSIVE INCOME
Gain on foreign exchange translation
- Arising from continuing operations	-	1,492
- Arising from discontinued operations	-	1,246
	-	2,738

TOTAL COMPREHENSIVE INCOME/(LOSS) FOR THE YEAR
- Arising from continuing operations	(534,487)	(1,032,822)
- Arising from discontinued operations	-	879,868
	$(534,487)	$(152,954)
BASIC (LOSS)/EARNINGS PER SHARE–
- Arising from continuing operations	(0.01)	(0.04)
- Arising from discontinued operations	-	0.03
	$(0.01)	$(0.01)
DILUTED (LOSS)/EARNINGS PER SHARE
- Arising from continuing operations	(0.01)	(0.04)
- Arising from discontinued operations	-	0.03
	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	68,853,432	24,943,587
Diluted	68,853,432	24,943,587

See accompanying notes to consolidated financial statements

Table of Contents - Financial Statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
Year ended December 31, 2012

	Common Stock		Additional paid in capital	(Accumulated deficits)/ retained earnings	Accumulated other comprehensive income	Subscription receivable	Total equity
	Number of shares	Amount
Balance at January 1, 2011	9,202,000	92,020	5,406,259	(7,767,490)	(1,246)	-	(2,270,457)

Comprehensive loss from continuing operations
- Net loss for the year	-	-	-	(1,034,314)	-	-	(1,034,314)
- Foreign currency translation adjustments	-	-	-	-	1,492	-	1,492
	-	-	-	(1,034,314)	1,492	-	(1,032,822)

Comprehensive loss from discontinued operations
- Net loss for the year	-	-	-	(80,233)	-	-	(80,233)
- Foreign currency translation adjustments	-	-	-	-	1,246	-	1,246
- Gain on disposal	-	-	-	958,855	-	-	958,855
	-	-	-	878,622	1,246	-	879,868

Share-based payment	3,690,000	36,900	401,472	-	-	-	438,372
Conversion of debt to shares	15,474,000	154,740	1,234,355	-	-	-	1,389,095

Balance at December 31, 2011 and January 1, 2012	28,366,000	283,660	7,042,086	(7,923,182)	1,492	-	(595,944)

Comprehensive loss from continuing operations
Net loss for the year	-	-	-	(534,487)	-	-	(534,487)
	-	-	-	(534,487)	-	-	(534,487)

Share-based payment	2,300,000	23,000	207,000	-	-	-	230,000
Settlement of debt to shares	19,195,000	191,950	141,793	-	-	-	333,743
Settlement of convertible note to shares	515,021	5,151	15,539	-	-	-	20,690
Issue of shares	28,500,000	285,000	234,200	-	-	(496,775)	22,425

Balance at December 31, 2012	78,876,021	788,761	7,640,618	(8,457,669)	1,492	(496,775)	(523,573)

See accompanying notes to consolidated financial statements

Table of Contents - Financial Statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2012
	2012	2011
Cash flows from operating activities
Net loss continuing operating activities	$(534,487)	$(1,034,314)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Amortization of discount on Convertible Notes	51,386	-
Accrued interest expense on Convertible Notes	2,730	-
Interest income receivable	(12,682)	-
Share-based payments	230,000	438,372
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	43,173	(396,295)
Decrease/(increase) in inventories	42,132	(52,570)
Decrease/(increase) in prepaid expenses	9,191	(175,123)
(Decrease)/increase in amount due to a director	(2,051)	2,051
Increase in receipt in advance	7,103	20,588
Increase in accounts payable	205,429	792,482
(Decrease)/increase in accrued expenses and other payables	(60,431)	142,375
Net cash used in continuing operating activities	(18,507)	(262,434)
Net cash used in discontinued operating activities	-	(144,522)
Net cash used in operating activities	(18,507)	(406,956)
Cash flows from investing activities
Cash flows from continuing investing activities	-	-
Net cash used in discontinued investing activities	-	(31,465)
Net cash used in investing activities	-	(31,465)
Cash flows from financing activities
Cash flows from continuing financing activities
Issue of convertible note	135,500	128,200
Repayment of convertible note	(96,899)	-
Decrease in subscription receivable	22,425	-
Proceeds from short-term borrowings	121,624	275,775
Advance to short term loan receivable	(127,813)	-
Decrease /(increase)in amount due to related parties	(122,769)	162,179
Net cash (used in)/provided by continuing financing activities	(67,932)	566,154
Net cash provided by discontinued financing activities	-	116,483
Net cash (used in)/provided by financing activities	(67,932)	682,637

Net (decrease)/increase in cash and cash equivalents
- Continuing operations	(86,439)	303,720
- Discontinued operations	-	(59,504)
	(86,439)	244,216
Effect of foreign exchange rate changes on cash and cash equivalents
- Continuing operations	-	1,492
- Discontinued operations	-	2,769
	-	4,261
Cash and cash equivalents at beginning of year
- Continuing operations	305,212	-
- Discontinued operations	-	56,735
	305,212	56,735
Cash and cash equivalents at end of year
- Continuing operations	218,773	305,212
- Discontinued operations	-	-
	$218,773	$305,212
Non-cash financing activities
- Issue of shares unpaid	$496,775	$-
- Conversion of note to shares	20,690	-
- Conversion of debt to shares	333,743	1,389,095
See accompanying notes to consolidated financial statements

Table of Contents - Financial Statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great China Mania Holdings, Inc. (“GMEC” or the “Company”) was incorporated in Florida on July 8, 1983. In February 2011, three new subsidiaries of the Company were formed and have since maintained operations. These subsidiaries are GME Holdings Limited, Great China Games Limited and Great China Media Limited. In June 2011, another new subsidiary GMEC Ventures Limited, a Hong Kong company, was formed and maintained for holding future investment if any. As of the date of this filing, our corporate structure is as follows:

GMEC owns two wholly-owned BVI subsidiary known as Sharp Achieve Holdings Limited (“Sharp Achieve”) and Super China Global Limited (SCGL). SCGL has two subsidiaries: 1) GME Holdings Limited (“GMEH”) which was incorporated February 18, 2011 and specialized in artiste and project management services; and 2) GMEC Ventures Limited (“GMEV”) was incorporated June 1, 2011and specialized in investment holding. Sharp Achieve has two subsidiaries: 1) Great China Media Limited (“GCM”) which was incorporated February 1, 2011 and specialized in publication of magazines; 2) Great China Games Limited (“GCG”) which was incorporated February 1, 2011and specialized in retail operation of video games and accessories

On March 16, 2011, the Company amended its Articles of Incorporation and changed the name of the Company from “Great East Bottles & Drinks (China) Holdings, Inc.” to “Great China Mania Holdings, Inc.”

On March 31, 2011, the Company disposed of Water Scientific.

In November, 2012, Sharp Achieve obtained the direct ownership of GCM and GCG by disposing the direct ownership of SCGL to GMEC. This restructuring transaction did not affect the company control of all fellow subsidiaries

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and the Company’s subsidiaries. The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America, and all significant intercompany balances and transactions have been eliminated.

The functional currency for the majority of the Company’s continuing and discontinued operations is the Hong Kong Dollar (“HKD”), while the reporting currency is the US Dollar.

Table of Contents - Financial Statements

NOTE 3– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(c)  Inventory

Inventories consisting of raw materials and finished goods are stated at the lower of cost or net realizable value. Inventory costs are calculated using a first in first out (FIFO) method of accounting.

(d) Income tax

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the years ended December 31, 2012 and 2011, respectively.

(e) Fair value of financial instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, amount due from a related company, prepaid expenses and accounts receivables, other receivables, accounts payable, accrued expenses and other payables, unearned revenue, short term borrowings, convertible note and amount due to related parties.

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

As of the year-end dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented, due to the short maturities of these instruments and the fact that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profiles at respective year ends.

(f) Revenue recognition

Table of Contents - Financial Statements

Revenue represents the invoiced value of goods sold or services rendered during the year, net of sales discounts and returns. Generally revenue is recognized when all of the following criteria are met:

-	Persuasive evidence of an arrangement exists,
-	Delivery has occurred or services have been rendered,
-	The seller’s price to the buyer is fixed or determinable, and
-	Collectability is reasonably assured

Revenue recognition policies for each of the major products and services of continuing operations are illustrated as follows:

(i)	Revenue from provision of artist management, event management, and promotion for its clients is recognized when services are rendered.
(ii)	Revenue from traditional paper magazines sales is recognized when magazines are sold to customers, net of sales return.
(iii)	Revenue from the provision of advertising services is recognized when services are rendered.
(iv)
Revenue from electronic content sales like iPhone and Android applications is recognized when receipt is confirmed by service providers. In 2012, the revenue generated from digital content is not significant to the publication of magazines operation.

(v)	Revenue from retail of video games and accessories is recognized upon delivery of goods to customers.

For discontinued ecological products operations, bottles productions and OEM bottled water operations, revenue is recognized when delivery has occurred.

(g)  Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended December 31, 2012, there are a total of 1,622,432 shares of common stock included in the calculation of diluted weighted average number of shares outstanding. They are not included in the calculation of diluted (loss) / earnings per share because they are considered anti dilutive when computing diluted (loss) / earnings per share.

(h) Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from those estimates.

(i) Comprehensive income

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

(j) Foreign currency translation

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

	December 31, 2012	December 31, 2011

Year end HK$ : US$ exchange rate	0.1282	0.1282
Average period/yearly HK$ : US$ exchange rate	0.1282	0.1282

Table of Contents - Financial Statements

(k) Stock-based compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees, contractors and non-employee directors. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period.

During the year ended December 31, 2012, the Company issued 2,300,000 shares in aggregate for services rendered to the Company. The fair value of $230,000, which is determined with refer to closing stock price on the dates of issue, was charged to operation as general and administrative expenses for the year then ended.

During the year ended December 31, 2011, the Company issued 3,690,000 shares in aggregate for employee’s compensation and services rendered to the Company. The fair value of $438,372 is determined with refer to the closing stock price on the date of issue.

(l) Recent accounting pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. The amendments in this Update are effective for annual periods for fiscal years beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No.2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the

Table of Contents - Financial Statements

transition guidance will be effective for fiscal periods beginning after December 15, 2013.The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 4 – INVENTORIES

Inventories as of the year-end dates are summarized as follows:
	2012	2011
Raw materials	$6,795	$7,109
Trading inventories	3,643	45,461
Total	$10,438	$52,570

The raw materials represent the paper used in publication of magazines and the trading inventories represent video games and accessories used in retail operation.

NOTE 5 – SHORT TERM LOAN RECEIVABLE

During the year, the Company granted a short term loan amount of $140,495 to a third party company at 6% interest per annum with no fixed payment terms. Interest income in conjunction with this short term loan for the year ended December 31, 2012 and 2011 was $12,682 and $0, respectively.

NOTE 6 –DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

Deposits, prepaid expenses and other receivables consist of payments and deposits made by the Company to third parties in the normal course of business operations with no interest and no fixed repayment terms. These payments are made for the purchase of services that are used by the Company for its current operations.

The Company evaluates the amounts recorded as prepaid expenses on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred.

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the year-end dates, the Company’s accrued expenses and other payables are summarized as follows:
	2012	2011

Accrued expenses	$84,720	$144,813
Other payables	-	338
	$84,720	$145,151

NOTE 8 – AMOUNT DUE TO A DIRECTOR

As of the year-end dates, the Company’s current account due to the director is summarized as follows:
	2012	2011

Mr. Yau Wai Hung	$-	$2,051

The amount due to Mr. Yau Wai Hung represents temporary advances from the director for the Company’s working capital. The balance is unsecured, interest free, and has no fixed terms of repayment. During the year, Mr. Yau was the Chief Executive Officer and director of the Company.

NOTE 9 – SHORT-TERM BORROWINGS

The short-term borrowings are unsecured, interest free advances from three non affiliate individuals with no fixed repayment term. During the year, those individuals converted a portion of the short term borrowings of $333,743 into 19,195,000 shares of Company’s common stock.

Table of Contents - Financial Statements

NOTE 10 – AMOUNT DUE TO RELATED PARTIES

As of the year-end dates, the Company’s current accounts with related companies are summarized as follows:
	2012	2011

China Culture Limited (CCL)	$38,128	$109,583
Global Mania Empire Management Limited (GME)	-	51,314

Total amount due to related parties	$38,128	$160,897

The amount due to CCL is a temporary advance to the Company for working capital purposes. The balance is unsecured, interest free and has no fixed repayment term. CCL is 100% owned by one of the Company’s directors.

The amount due to GME is a temporary advance to the Company for working capital purposes. The balance is unsecured, interest free and has no fixed repayment.

NOTE 11 –CONVERTIBLE NOTES

On June 1, 2011, the Company issued a non-interest bearing convertible note in the amount of $256,400 ( “Note 1”) to a third party note holder (“Holder 1”),which matures on May 31, 2016. On September 30, 2011, the first installment of $128,200 was received. Note 1 bears a call back option exercisable by Holder 1 on the unused portion of Note 1 after 12 months from the date of Note 1. Note 1 can be converted into common stock of the Company by Holder 1 under certain conditions. During the year, a total of $96,899 was repaid by the Company. As of December 31, 2012, Note 1 did not qualify to be converted under those conditions and is therefore not dilutive.

On May 31, 2012, the Company issued an 8% convertible note in the amount of $50,000 (“Note 2”) to another third party note holder (“Holder 2”), which matures on March 4, 2013 and had been fully received on June 20, 2012. The outstanding principal balance plus any accrued interest under Note 2 is convertible into common stock of the Company after 180 days from the date of issued with a 42% discount over the convertible price upon the option of Holder 2. The conversion price is determined by the average of the lowest 3 closing bid prices out of the 10 days prior to the Conversion Date. The Company has recorded a debt discount in the amount of $37,655 as the value of the beneficial conversion feature at the date the company entered into the note agreement. The discount is being amortized using the effective interest method over the life of Note 2. The total interest expense relative to Note 2 was $39,655 which consists of accrued interest expenses of $2,000 and amortization of the debt discount of $37,655 for the year ended December 31, 2012. On December 20, 2012, part of the note of $12,000 was converted into 515,021 shares of common stock by the holder. The gross outstanding balance Note 2 at December 31, 2012 was $ 68,965 after deducting the partial settlement of $20,690 by shares. As of December 31, 2012, Note 2 qualified to be converted 1,622,432 shares of common stock under the conditions of Note 2 and is therefore dilutive.

On October 22, 2012and December 12, 2012, the Company issued two 8% convertible note in the amount of $32,500 (“Note 3”) and $53,000 (“Note 4”) to Holder 2, respectively. Note 3 matures on July24, 2013 and was fully received on November 7, 2012. The Note 4 matures on September 14, 2013 and was fully received on December 27, 2012.The outstanding principal balance plus any accrued interest under both Note 3and Note 4 are convertible into common stock of the Company after 180 days from the date of issued with a 42% discount over the convertible price upon the option of Holder 2. The conversion price is determined by the average of the lowest 3 closing bid prices out of the 10 days prior to the Conversion Date. The Company has recorded debt discount in the amount of $ 24,476 and $39,914 for Note 3 and Note 4 respectively as the value of the beneficial conversion feature at the date the Company entered into the note agreement. The discount is being amortized using the effective interest method over the life of Note 3 and 4 separately. The total interest expense relative to Note 3 was $10,024 which consists of interest expenses of $506 and amortization of the debt discount of $9,518 for the year ended December 31, 2012. The total interest expense relative to Note 4 was $4,437 which consists of interest expenses of $224 and amortization of the debt discount of $4,213 for the year ended December 31, 2012.The gross outstanding balance Note 3 and 4 at December 31, 2012 was $42,524 and $57,437 separately. As of December 31, 2012, both Note 3and Note 4 did not qualify to be converted under the conditions of those notes and are therefore not dilutive.

The convertible notes as of the year-end dates are summarized as follows:

Table of Contents - Financial Statements

	2012	2011
Noncurrent liabilities:
Non-interest bearing convertible note	$31,301	$128,200

Current liabilities:
8% convertible note 2, net (including fair value adjustment on option $ 37,655, accrued interest expense $2,000,andsettlement by shares totaling of $20,690)	68,965	-
8% convertible note 3, net (including fair value adjustment on option $ 24,476, accrued interest expense $506, net of unamortized discount $14,958)	42,524	-
8% convertible note 4, net (including fair value adjustment on option $ 39,914, accrued interest expense $224, net of unamortized discount $35,701)	57,437	-
	168,926	-

Total convertible note outstanding	$200,227	$128,200

NOTE 12–WEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

On January 19, 2012, the Company entered into a stock subscription agreement and issued 28,500,000 shares of common stock to a shareholder, who is an affiliate of the Company, for a consideration of $519,200. During the year, the major shareholder paid $22,425 and the remaining balance of $496,775 has been reported as a Subscription Receivable in the financial statements of the Company.

On January 26, 2012 the Company issued 9,410,000 shares of common stock to three non affiliate individuals for settlement of short term borrowings totaling $149,450.

On March 20, 2012 the Company issued 3,400,000 shares of common stock to one non affiliate individual for settlement of short term borrowings totaling $56,593.

On August 14, 2012 the Company issued 2,105,000 shares of common stock to one non affiliate individual for settlement of short term borrowings totaling $42,100.

On August 17 2012, we issued to a consultant 50,000 shares of our common stock in exchange for professional services rendered. Based on the share price of $0.10 per share on the grant date, the fair value of these issued shares is $5,000.

On August 24, 2012, we issued to two consultants 2,250,000 shares of our common stock in exchange for professional services rendered. Based on the share price of $0.10 per share on the grant date, the fair value of these issued shares is $225,000.

On December 5, 2012 the Company issued 4,280,000 shares of common stock to two non affiliate individuals for settlement of short term borrowings totaling $85,600.

On December 20, 2012 the Company issued 515,021 shares of common stock to a convertible note holder for partial settlement of a convertible note totaling $12,000.

The calculation of weighted average number of shares for the year ended December 31, 2012 is illustrated as follows:
	2012
	Number of shares	Weighted average number of shares

At January 1, 2012	28,366,000	28,366,000
Shares issued on January 19, 2012 for debt conversion	28,500,000	27,098,361
Shares issued on January 26, 2012 for debt conversion	9,410,000	8,767,240
Shares issued on March 20, 2012 for debt conversion	3,400,000	2,666,120
Shares issued on August 14, 2012 for debt conversion	2,105,000	805,191
Shares issued on August 17,2012 for share based payment	50,000	18,716
Shares issued on August 24 ,2012 for share based payment	2,250,000	799,180
Shares issued on December 5, 2012 for debt conversion	4,280,000	315,738
Shares issued on December 20, 2012 for debt conversion	515,021	16,886

At December 31, 2012	78,876,021	68,853,432

Table of Contents - Financial Statements

NOTE 13 – INTEREST EXPENSES

Interest expenses for the year ended December 31 2012 and 2011 are summarized as follows:

	2012	2011

Amortization on discount of convertible note	$51,386	$-
Accrued interest on convertible note	2,730	-
Total	$54,116	$-

NOTE 14– RELATED PARTY TRANSACTION

In addition to the transactions detailed elsewhere in these financial statements, the Company and its subsidiaries entered into the following material transactions with the related parties for the year ended December 31, 2012:

	2012	2011
From continuing operations
China Culture Limited
Rental charges paid by Company for offices premises	$92,305	$247,745

China Culture Limited is a related party as it is a company owned by Mr. Chan Wing Hing, a Company director appointed during the year.

In the opinion of directors, the above transaction was entered into by the company in the normal course of business.

NOTE 15– CONTINGENCIES AND COMMITMENTS

As of December 31, 2012, the expected annual lease payments under operating leases are as follows:

For the year ending December 31,
2013	90,338
2014	46,088
Total	136,426

NOTE 16 – SEGMENT REPORTING

The Company’s reportable segments of business include artist and project management services, publication of magazines and retail of video games and accessories.  Each of these segments is conducted in a separate corporation and each functions independently of the others. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:
	2012	2011
Revenues from:
Continuing operations
Artist and project management services	$1,931,005	$1,106,507
Publication of magazines	2,238,117	2,641,324
Retail of video games and accessories	643,473	1,623,956
Corporate	-	-
	$4,812,595	$5,371,787
Discontinued operations	-	-
	$4,812,595	$5,371,787

Segment profit/(loss) from:
Artist and project management services	131,024	(193,360)
Publication of magazines	(51,730)	(212,221)
Retail of video games and accessories	$(51,860)	$(68,251)
Corporate	(561,921)	(560,482)
	$(534,487)	$(1,034,314)
Discontinued operations	-	878,622
	$(534,487)	$(155,692)

Table of Contents - Financial Statements

Segment result of discontinued operations in 2011 represents a gain of $958,855 on disposal of Water Scientific and net loss of $80,233 generated from Water Scientific up to March 31, 2011.

Segment assets:	2012	2011

Artist and project management services	$582,568	$291,861
Publication of magazines	184,859	482,882
Retail of video games and accessories	42,422	121,772
Corporate	78,911	32,685
	$888,760	$929,200
Discontinued operations	-	-
	$888,760	$929,200

NOTE 17- GOING CONCERN

As of December 31, 2012, the Company has accumulated deficits of $8,457,669, a negative working capital of $492,272, and also recorded a net loss from the continuing operations of $534,487 for the year then ended.

As of December 31, 2012 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 18– SUBSEQUENT EVENTS

On January 14, 2013 Mr. Cheung Wai Kit resigned as a director of the Company and Ms. Yum Ka Yan was appointed as a director of the Company. On that same day, Mr. Yau Wai Hung resigned as the Company’s Chief Executive Officer and Mr. Kwong Kwan Yin Roy was appointed as Chief Executive Officer and Chief Financial Officer.

During the period from January 2, 2013 to January 18, 2013, we issued a total of 1,622,432 shares common stock for final settlement of a convertible note totaling $40,000.

We are offering to sell up to 10,600,000 shares of common stock issuable to one non affiliate investor as disclosed on our Form S-1 filed with the Securities and Exchange Commission on March 13, 2013.