Form 10-Q
period 2013-03-31
GREAT CHINA MANIA HOLDINGS, INC.
filed 2013-05-20
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(852) 2882-7026
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

The number of shares of Common Stock, $0.01 par value, outstanding on May 17, 2012 was 87,998,453.

GREAT CHINA MANIA HOLDINGS, INC. (FORMERLY KNOWN AS GREAT EAST
BOTTLES & DRINKS (CHINA) HOLDINGS, INC.) AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$298,490	$218,773
Accounts receivable	148,009	353,122
Inventories	-	10,438
Short term loan receivable	140,495	140,495
Prepaid expenses and other receivables	154,890	165,932
Assets held for disposal	62,248	-
Total current assets	804,132	888,760

TOTAL ASSETS	$804,132	$888,760

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	734,312	997,911
Accrued expenses and other payables	111,685	84,720
Unearned revenue	15,584	27,691
Amount due to related parties	-	38,128
Short-term borrowings	66,387	63,656
Convertible notes	182,207	168,926
Liabilities held by discontinued operations	369,679	-
Total current liabilities	1,479,854	1,381,032

LONG-TERM LIABILITIES
Convertible note	31,301	31,301
	31,301	31,301

TOTAL LIABILITIES	$1,511,155	$1,412,333

SHAREHOLDERS’ EQUITY
Common stock, par value $0.01; 375,000,000 shares authorized; 80,498,453 and 78,876,021 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	804,986	788,761
Additional paid in capital	7,693,358	7,640,618
Accumulated deficits	(8,763,928)	(8,457,669)
Accumulated other comprehensive loss	1,492	1,492
Less: Subscription receivable	(442,931)	(496,775)

TOTAL SHAREHOLDERS’ EQUITY	$(707,023)	$(523,573)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$804,132	$888,760

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2013	2012
CONTINUING OPERATIONS
REVENUES	$371,391	$435,318

COST OF SALES	168,269	269,827

GROSS PROFIT	203,122	165,491

EXPENSES
General and administrative	299,249	194,409
TOTAL OPERATING EXPENSES	299,249	194,409

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(96,127)	(28,918)

OTHER INCOME/(EXPENSE)
Other income	2,214	2,105
Interest expenses	(32,246)	-
Other expenses	(6,152)	(3,316)
TOTAL OTHER EXPENSE	(36,184)	(1,211)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(132,311)	(30,129)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(132,311)	$(30,129)

DISCONTINUED OPERATIONS
Net (loss) / income	(173,948)	10,035

NET INCOME FROM DISCONTINUED OPERATIONS	$(173,948)	$10,035

NET (LOSS) / INCOME FOR THE PERIOD	$(306,259)	$(20,094)

OTHER COMPREHENSIVE LOSS	-	-
Arising from continuing operations	-	-
Arising from discontinued operations	-	-

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD
Arising from continuing operations	(132,311)	(30,129)
Arising from discontinued operations	(173,948)	10,035

	$(306,259)	$(20,094)

LOSS PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	80,341,537	58,501,824

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2013	2012
Cash flows from operating activities
Net loss from continuing operations	$(132,311)	$(30,129)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Amortization of discount on Convertible Notes	25,257	-
Accrued interest expense on Convertible Notes	6,989	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	32,818	42,148
Decrease in prepaid expenses and other receivables	10,606	4,846
Increase in accounts payable	37,090	203,463
Decrease in unearned revenue	(12,107)	10,365
Decrease in accrued expenses and other payables	62,976	(126,343)
Net cash provided by/(used in) continuing operating activities	31,318	104,350
Net cash (used in)/provided by discontinued operating activities	(255,639)	111,647
Net cash (used in)/provided by operating activities	(224,321)	215,997

Cash flows from financing activities
Net cash flows from continuing investing activities	-	-
Net cash used in discontinued financing activities	(23,311)	-
Net cash (used in)/provided by operating activities	(23,111)	-

Cash flows from financing activities
Decrease in short term loan	-	(126,514)
Advance from short-term borrowings	2,731	17,382
Decrease in subscription receivable	53,844	-
Issue of convertible note	50,000	-
Cash advanced to discontinued operations	(14,064)	(8,022)
Repayment of convertible note	-	(13,032)
Net cash provided by/(used in) continuing financing activities	92,511	(130,186)
Net cash provided by/(used in) discontinued financing activities	234,838	(107,803)
Net cash provided by/(used in) financing activities	327,349	(237,989)

Net increase /(decrease) in cash and cash equivalents
Continuing operations	123,829	(25,836)
Discontinued operations	(44,112)	3,844
	79,717	(21,992)
Effect of foreign exchange rate changes
Continuing operations	-	(10)
Discontinued operations	-	-
	-	(10)
Cash and cash equivalents at beginning of period
Continuing operations	174,661	228,813
Discontinued operations	44,112	76,399
	218,773	305,212
Cash and cash equivalents at end of period
Continuing operations	298,490	202,967
Discontinued operations	-	80,243
	$298,490	$283,210
Supplemental disclosure of cash flows information:

Non cash continuing financing activities:
Conversion of debt to shares	$68,965	$206,042
Issuance of shares unpaid	-	519,210
	$68,965	$725,252

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

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

On March 31, 2011, the Company disposed of Water Scientific.

In November, 2012, Sharp Achieve obtained the direct ownership of GCM and GCG by disposing the direct ownership of SCGL to GMEC. This restructuring transaction did not affect the company control of all fellow subsidiaries

On April 23, 2013, the Company disposed the entire interest in GCG to a non affiliate shareholder in exchange of the shareholder assuming the liabilities of GCG and returning 3,000,000 shares of the Company common stock back to the Company as disclosed on our Form 8-K filed with the Securities and Exchange Commission on the same date.

On May 9, 2013, the Company disposed the entire interest in Sharp Achieve and GCM to Mr. Yau Wai Hung, a former CEO and director who resigned on April 30 2013, in exchange of his assuming the liabilities of both Sharp Achieve and GCM as disclosed on our Form 8-K filed with the Securities and Exchange Commission on the same date.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended March 31, 2013 and 2012 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong Dollar (HKD) for three months ended March 31, 2013 and 2012, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2013, the results of its operations and cash flows for the three months ended for March 31, 2013 and 2012.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for a full year period.

In the opinion of the management, the comparative figures for the three months ended 31 March 2012 were reclassified to current presentation because the balances shown in previous filings included the discontinued operations of GCG and GCM were not relevant to the current operations.

NOTE 3 – DISPOSAL OF SUBSIDIARIES

On April 23, 2013, the Company disposed its entire interest of GCG to a non affiliate shareholder in exchange of the shareholder assuming the liabilities of GCG and returning 3,000,000 shares of the Company common stock back to the Company. GCG ceased to become a consolidating subsidiary of the Company on the same date. All the operating losses of GCG from January 1, 2013 to March 31, 2013 are recorded as net loss from discontinued operations.

On May 6, 2013, the Company disposed its entire interest of Sharp Achieve and GCM to Mr. Yau Wai Hung, our former CEO and director who resigned on April 30 2013, in exchange for his assuming the liabilities of both Sharp Achieve and GCM. GCM ceased to become a consolidating subsidiary of the Company on the same date. All the operating losses of GCM from January 1, 2013 to March 31, 2013 are recorded as net loss from discontinued operations.

By disposal of above subsidiaries, the Company sold its video games and accessories retail operation and magazine and related electronic content publishing operation. A summary of the balance sheet and income statement of above subsidiaries upon the balance sheet date is presented as follow:

(i) Summary of balance sheet
	March 31, 2013 (Unaudited)			December 31, 2012 (Audited)
	GCG	GCM	Total	GCG	GCM	Total
Assets
Current assets
Cash and cash equivalents	$15,825	$7,486	$23,311	$38,343	$5,769	$44,112
Accounts receivable	-	34,858	34,858	-	172,294	172,294
Inventory	3,643	-	3,643	3,643	6,795	10,438
Other receivables and deposit	436	-	436	436	-	436
Total current assets	19,904	42,344	62,248	42,422	184,858	227,280
Liabilities
Current liabilities
Accounts payable	-	110,777	110,777	2,325	296,037	298,362
Accrued expenses and other payables	-	258,902	258,902	2,327	74,137	76,464
Total current liabilities	-	369,679	369,679	4,652	370,174	374,826

Net assets	19,904	(327,335)	(307,431)	37,770	(185,316)	(147,546)

(ii)Summary of income statement
	Three months ended March 31,
		2013			2012
	GCG	GCM	Total	GCG	GCM	Total
Revenue	-	11,030	11,030	393,966	625,170	1,019,136
Gross margin	-	5,519	5,519	28,160	241,204	269,364
Loss before provision for income taxes	(3,724)	(170,224)	(173,948)	(5,790)	15,825	10,035
Net loss after non-controlling interest	(3,724)	(170,224)	(173,948)	(5,790)	15,825	10,035

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

(c)      Income tax

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the periods ended March 31, 2013 and 2012, respectively.

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

(e)      Revenue recognition

Revenue represents the invoiced value of goods sold or services rendered during the year, net of sales discounts and returns. Generally revenue is recognized when all of the following criteria are met:

-	Persuasive evidence of an arrangement exists,
-	Delivery has occurred or services have been rendered,
-	The seller’s price to the buyer is fixed or determinable, and
-	Collectability is reasonably assured

Revenue recognition policies for each of the major products and services of continuing operations are illustrated as follows:
(i)	Revenue from provision of artist management, event management, and promotion for its clients is recognized when services are rendered.
(ii)	Revenue from artist-related merchandising is recognized when receipt is confirmed by clients according to the relating predetermined agreements.
(iii)	Revenue from intellectual property rights on CD, DVD and video products is recognized upon delivery of products to customers.

For discontinued operations, the Company recognizes revenue when the following criteria are met:

(i)	Revenue from electronic content sales like iPhone and Android applications is recognized when receipt is confirmed by service providers.
(ii)	Revenue from traditional paper magazines sales is recognized when magazines are sold to customers, net of sales return.
(iii)	Revenue from the provision of advertising services is recognized when services are rendered.
(iv)	Revenue from retail sales of video games and accessories is recognized upon delivery of goods to customers.

(f)      Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2013 and 2012, there were no dilutive securities outstanding.

(g)      Use of estimates

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

(h)      Comprehensive income

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

(i)      Foreign currency translation

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

(j)      Recent accounting pronouncements

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

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

■
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

■
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 5– INVENTORIES

Inventories as of the balance sheet dates are summarized as follows:

	March 31, 2013	December 31, 2011
Raw materials	$-	$6,795
Trading inventories	-	3,643
Total	$-	$10,438

The raw materials represent paper used in GCM and the trading inventories represent the video games and accessories held by GCG.

NOTE 6 – SHORT TERM LOAN RECEIVABLE

During the three month ended March 31, 2013, the Company retained a short term loan amount of $140,495 to a third party company at 6% interest per annum with no fixed payment terms. Interest income in conjunction with this short term loan for the three month ended March 31, 2013 and 2012 was $2,107 and $1,590, respectively.

NOTE 7 – DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

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

NOTE 8 – SHORT-TERM BORROWINGS

The short-term borrowings are unsecured, interest free advances from a non affiliate individual with no fixed repayment term.

NOTE 9 – CONVERTIBLE NOTES

On June 1, 2011, the Company issued a non-interest bearing convertible note in the amount of $256,400 ( “Note 1”) to a third party note holder (“Holder 1”),which matures on May 31, 2016. On September 30, 2011, the first installment of $128,200 was received. Note 1 bears a call back option exercisable by Holder 1 on the unused portion of Note 1 after 12 months from the date of Note 1. Note 1 can be converted into common stock of the Company by Holder 1 under certain conditions. A total of $96,899 was repaid by the Company upon March 31, 2013. As of March 31, 2013, Note 1 did not qualify to be converted under those conditions and is therefore not dilutive.

On May 31, 2012, the Company issued an 8% convertible note in the amount of $50,000 (“Note 2”) to another third party note holder (“Holder 2”), which matures on March 4, 2013 and had been fully received on June 20, 2012. The outstanding principal balance plus any accrued interest under Note 2 is convertible into common stock of the Company after 180 days from the date of issued with a 42% discount over the convertible price upon the option of Holder 2. The conversion price is determined by the average of the lowest 3 closing bid prices out of the 10 days prior to the Conversion Date. The Company has recorded a debt discount in the amount of $37,655 as the value of the beneficial conversion feature at the date the company entered into the note agreement. The discount is being amortized using the effective interest method over the life of Note 2. The total interest expense relative to Note 2 was $39,655 which consists of accrued interest expenses of $2,000 and amortization of the debt discount of $37,655 for the year ended December 31, 2012. During three months ended March 31 2013, Note 2 incurred no either interest expense or amortization of the debt discount. As of December 31, 2012, the holder 2 had converted $20,690 to 515,021 shares. During three months ended March 31, 2013, the remaining loan balance of $68,965 had converted into 1,622,432 shares of common stock.

On October 22, 2012, the Company issued an 8% convertible note in the amount of $32,500 (“Note 3”) to Holder 2. Note 3 mature on July 24, 2013 and was fully received on November 7, 2012. The outstanding principal balance plus any accrued interest under Note 3are convertible into common stock of the Company after 180 days from the date of issued with a 42% discount over the convertible price upon the option of Holder 2. The conversion price is determined by the average of the lowest 3 closing bid prices out of the 10 days prior to the Conversion Date. The Company has recorded debt discount in the amount of $0 for Note 3 as the note was repaid by cash of $49,940 on April 22, 2013. During three months ended March 31 2013, Note 3 incurred an interest expense of $5,479. The total interest expense relative to Note 3 was $15,504 upon March 31, 2013. The gross outstanding balance Note 3 at March 31, 2013 was $48,004. As of March 31, 2013, Note 3 did not qualify to be converted under the conditions of those notes and are therefore not dilutive.

On December 12, 2012, the Company issued an 8% convertible note in the amount of $53,000 (“Note 4”) to Holder 2. The Note 4 matures on September 14, 2013 and was fully received on December 27, 2012. The outstanding principal balance plus any accrued interest under Note 4 are convertible into common stock of the Company after 180 days from the date of issued with a 42% discount over the convertible price upon the option of Holder 2. The conversion price is determined by the average of the lowest 3 closing bid prices out of the 10 days prior to the Conversion Date. The Company has recorded debt discount in the amount of $39,914 for Note 4 respectively as the value of the beneficial conversion feature at the date the Company entered into the note agreement. The discount is being amortized using the effective interest method over the life of Note 4. During three months ended March 31 2013, Note 4 incurred an interest expense of $21,017 which consists of interest expenses of $1,060 and amortization of the debt discount of $19,957. The total interest expense relative to Note 4 was $25,455 which consists of interest expenses of $1,284 and amortization of the debt discount of $24,170 upon March 31, 2013. The gross outstanding balance Note 4 at March 31, 2013 was $78,455 separately. As of March 31, 2013, Note 4 did not qualify to be converted under the conditions of those notes and are therefore not dilutive.

On February 20, 2013, the Company issued another 12% convertible note in the amount of $50,000 (“Note 5”) to another third party note holder (“Holder 3”). Note 5 mature on November 20, 2013 and was fully received on March 4, 2013. The outstanding principal balance plus any accrued interest under Note 5 is convertible into common stock of the Company after 180 days from the date of issued with a 40% discount over the convertible price upon the option of Holder 3. The conversion price is determined by the average of the lowest 3 closing bid prices out of the 10 days prior to the Conversion Date. The Company has recorded debt discount in the amount of $ 35,333 for Note 5 as the value of the beneficial conversion feature at the date the Company entered into the note agreement. The discount is being amortized using the effective interest method over the life of Note 5. The interest expense during three months ended March 31, 2013 and accumulated interest expense upon March 31, 2013 relative to Note 5 was $5,750 which consists of interest expenses of $450 and amortization of the debt discount of $5,300 upon March 31, 2013. The gross outstanding balance Note 5 at March 31, 2013 was $55,750. As of March 31, 2013, Note 5 did not qualify to be converted under the conditions of those notes and are therefore not dilutive.

The convertible notes as of the year-end dates are summarized as follows:

	March 31,2013	December 31, 2012
Noncurrent liabilities:
Non-interest bearing convertible note	$31,301	$31,301

Current liabilities:
8% convertible note 2, net (including fair value adjustment on option $ 37,655 and accrued interest expense $2,000)	-	68,965
8% convertible note 3, net (including accrued interest expense $25,454)	48,003	42,524
8% convertible note 4, net (including fair value adjustment on option $ 39,914, accrued interest expense $1,284, net of unamortized discount $14,459)	78,454	57,437
8% convertible note 5, net (including fair value adjustment on option $ 37,655, accrued interest expense $300, net of unamortized discount $32,007)	55,750	57,437
	182,207	168,926

Total convertible note outstanding	$213,508	$200,227

NOTE 10 – COMMON STOCK ANDWEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

On January 2, 2013 the Company issued 684,932 shares of common stock to a convertible note holder for partial settlement of a convertible note totaling $20,000.

On January 14, 2013 the Company issued 625,000 shares of common stock to a convertible note holder for partial settlement of a convertible note totaling $15,000.

On January 18, 2013 the Company issued 312,500 shares of common stock to a convertible note holder for partial settlement of a convertible note totaling $5,000.

The calculation of common stock as at March 31, 2013 and weighted average number of shares for the three months ended March 31, 2013 is illustrated as follows:

	Number of shares	Weighted average number of shares

Issued and outstanding as of January 1, 2013	78,876,021	78,876,021
Issuance of share on January 2, 2013 for debt conversion	684,932	677,322
Issuance of share on January 14, 2013 for debt conversion	625,000	534,722
Issuance of share on January 18, 2013 for debt conversion	312,500	253,472

Issued and outstanding as of March 31, 2013	80,498,453	80,341,537

NOTE 11 – INTEREST EXPENSES

Interest expenses for the three months ended March 31, 2013 and 2012 are summarized as follows:

	2013	2012

Amortization on discount of convertible note	$25,257	$-
Accrued interest on convertible note	6,989	-
Total	$32,246	$-

NOTE 12 – RELATED PARTY TRANSACTION

In addition to the transactions detailed elsewhere in these financial statements, the Company and its subsidiaries entered into the following material transactions with related parties for the three months ended March 31, 2013:

	2013	2012

Lease payment of discontinuing operations	$19,230	$19,230

NOTE 13 – CONTINGENCIES AND COMMITMENTS

As of March 31, 2013, the expected annual lease payments under the Company continuing operating leases are as follows:

For the year ending December 31,
2013	83,388
2014	46,088
Total	129,476

NOTE 14 – SEGMENT REPORTING

The Company’s reportable segments of businesses include artist management services operated by GMEH, discontinued provision of electronic content operated by GCM and discontinued retail operation of video games and accessories operated by GCG. Each of these segments is conducted in a separate corporation and each functions independently of the others. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

	For the three months ended March 31,
	2013	2012
Revenues from:
Continuing operations
GMEH	$371,391	$435,318
Corporate	-	-
	$371,391	$435,318
Discontinued operations
GCM	5,511	625,170
GCG	-	393,668
	5,511	1,018,838
	$376,902	$1,454,156

Segment net profit/(loss) from:
GMEH	$47,466	$10,635
Corporate	(179,777)	(40,764)
	$(132,311)	$(30,129)
Discontinued operations
GCM	(170,224)	15,825
GCG	(3,724)	(5,790)
	$(173,948)	$10,035
	(306,259)	20,094

Segment assets:	March 31, 2013	December 31,2012
Continuing operations
GMEH	675,334	582,568
Corporate	66,550	78,912
	$741,884	$263,770
Discontinued operations
GCM	$19,904	$184,858
GCG	42,344	42,422
	62,248	227,280
	$804,132	$888,760

NOTE 15– SUBSEQUENT EVENTS

On April 23, 2013, the Company disposed the entire interest of GCG to a non affiliate shareholder in exchange of her assuming the liabilities of GCG and returning 3,000,000 shares of the Company common stock back to the Company as disclosed on our Form 8-K filed with the Securities and Exchange Commission on the same date.

On April 30, 2013 Mr. Yau Wai Hung and Mr. Chan Wing Hing resigned as a director of the Company On the same date, GCM had laid off all employees and incurred the redundancy payment of $273,285.

On May 9, 2013, the Company disposed the entire interest of Sharp Achieve and GCM to Mr. Yau Wai Hung, a former CEO and director, in exchange of his assuming the liabilities of the both companies as disclosed on our Form 8-K filed with the Securities and Exchange Commission on the same date.

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
2. Delivery has occurred;
3. The seller's price to the buyer is fixed or determinable; and
4. Collectability is reasonably assured.

Revenue recognition policies for each of the major products and services of continuing operations are illustrated as follows:

(i)	Revenue from provision of artist management, event management, and promotion for its clients is recognized when services are rendered.
(ii)	Revenue from artist-related merchandising is recognized when receipt is confirmed by clients according to the relating predetermined agreements.
(iii)	Revenue from intellectual property rights on CD, DVD and video products is recognized upon delivery of products to customers.

For discontinued operations, the Company recognizes revenue when the following criteria are met:

(i)	Revenue from electronic content sales like iPhone and Android applications is recognized when receipt is confirmed by service providers.
(ii)	Revenue from traditional paper magazines sales is recognized when magazines are sold to customers, net of sales return.
(iii)	Revenue from the provision of advertising services is recognized when services are rendered.
(iv)	Revenue from retail sales of video games and accessories is recognized upon delivery of goods to customers.

Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Continuing Operations – Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012.

The following table summarizes the results of our continuing operations during the three-month period ended March 31, 2013 and 2012, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended March 31, 2012 to the three-month period ended March 31, 2013.

	Three months ended March 31,
	2013	2012	Increase (decrease)	% Change
Revenue	$371,391	$435,318	$(63,927)	(14.69%)
Cost of sales	168,269	269,827	(101,558)	(37.64%)
Gross profit	203,122	165,491	37,631	22.74%
General & administrative	299,249	194,409	104,840	53.93%
Loss from operations	(96,127)	(28,918)	(67,209)	(232.41%)
Other income (expense)	(36,184)	(1,211)	(34,973)	(2,887.94%)
Income tax expenses	-	-	-	N/A
Net loss from continuing operations	$(132,311)	$(30,129)	$(102,182)	(339.15%)

Revenues

Revenues decreased by $63,927 to $371,391 for the three months ended March 31, 2013 as compared to $435,318 for the same period in 2012, representing a 14.69% decrease. The decrease in revenue was mainly due to the decrease in both volume and revenue of promotion events after Chinese New Year holiday compared to the same quarter in 2012.

Cost of sales

Cost of sales decreased by $101,558 to $168,269 for the three months ended March 31, 2013 as compared to $269,827 for the same period in 2012, representing a 37.64% decrease.. The decreases were mainly due to the decrease of artist fee by $115,864 and agency fee by $4,417 offset by the increase of other direct cost by $18,723.

Gross margin

Gross margin increased by $37,631 to $203,122 for the three months ended March 31 of 2013 as compared to $165,491 for the same period in 2012, representing a 22.74% increase. The increase was mainly due to the decrease of artist fee and agency fee offset the decrease of revenue in the same period.

General and administrative

The following table summarizes general and administrative expenses during the three-month period ended March 31, 2013 and 2012, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended March 31, 2012 to the three-month period ended March 31, 2013.

	Three months ended March 31,
	2013	2012	Increase (decrease)	% Change

Payroll cost	139,511	133,204	6,307	4.73%
Rental expenses	32,016	36,438	(4,422)	(12.14%)
Legal and professional fee	109,749	5,834	103,915	1,781.20%
Entertainment	8,798	3,006	5,792	192.68%
Miscellaneous	9,175	15,927	(6,752)	(42.39%)
	299,249	194,409	104,840	53.93%

Payroll cost increased by $6,307 to $ 139,511 for the three months ended March 31, 2013 as compared to $133,204 for the same period in 2012, representing a 4.73% increase. The increase was mainly due to the salary adjustment of existing employees.

Rental expenses decreased by $4,422 to $32,016 for the three months ended March 31, 2013 as compared to $36,438 for the same period in 2012, representing a 12.14% decrease. The decrease was mainly due to rent saved by the closure of Beijing office in September 2012.

Legal and professional fee increased by $103,915 to $109,749 for the three months ended March 31, 2013 as compared to $5,834 for the same period in 2012, representing a 1,781.20% increase. The increase was mainly due to: 1.) a business development consultation fee $70,000, 2.) a legal consultation fee $18,000, 3.)an increase of transfer agency expenses $2,895, 4.) legal cost relating to convertible note $2,500 and 5.) an increase of investor related professional expenses $10,450

Entertainment increased by $5,792 to $8,798 for the three months ended March 31, 2013 as compared to $3,006 for the same period in 2012, representing a 192.68% increase. The increase was mainly due to the increase of the promotional gifts used during the Chinese New Year Holiday compared to the same quarter in 2012.

Miscellaneous expenses decreased by $6,752 to $9,175 for the three months ended March 31, 2013 as compared to $15,927 for the same period in 2012, representing a 42.39% decrease. The decrease was mainly due to the decrease of repair and maintenance expenses by $3,631 and traveling expenses by 2,229 as compared to the same quarter in 2012.

Net loss from continuing operations

Net loss from continuing operations increased by $102,182 to a net loss of $132,311 for the three months ended March 31, 2013 as compared to $30,129 for the same period in 2012.

Liquidity and Capital Resources

Cash

Our cash balance of continuing operations as of March 31, 2013 was $298,490, representing an increase of $123,829 as compared to $174,661 as of December 31, 2012.

Cash flow

Operating Activities

Net cash provided by operating activities for the three months ended March 31,2013 amounted to $31,318 compared to $104,350 in the same period of 2012. The change of $73,032 was mainly due to: 1.) an increase of net loss by $102,182, 2.) an increase of interest expenses $32,246, 3.)a decrease of $3,570 in trade and other receivable, and 4.) an increase of $22,472 in unearned revenue offset by 5.) an increase of $22,946 in trade payable and accrued expenses, .

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 amounted to $92,511 compared to net cash used in financing activities of $130,186 in the same period of 2012. The change of $222,697 was mainly due to: 1.) a repayment of short term loan $126,514, 2.) an increase in net proceeds from the convertible note $50,000, 3.) a decrease in cash repayment of convertible note $13,032, and 4.) an increase in settlement of subscription receivable $53,844.

Working capital

Our net current liabilities increased by $803,290 to $605,920 as of March 31, 2013 from net current assets of $224,370 as of March 31, 2012.

As of March 31, 2013 we may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. We intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Results of discontinued operations – Three Months Ended March 31, 2013  as  Compared to twelve months ended March 31, 2012.

The following table summarizes the results of discontinued operations during the three-month period ended March 31, 2013 and 2012, and provides information regarding the dollar and percentage increase or (decrease) from three-month period ended March 31, 2013 to the three-month period ended March 31, 2012.

	Three months ended March 31,
	2013	2012	Increase (decrease)	% Change
Revenue
GCM	$11,030	$625,170	$(614,140)	(98.24%)
GCG	-	393,668	(393,668)	(100.00%)
	11,030	1,018,838	(1,007,808)	(98.92%)
Cost of sales
GCM	5,511	383,966	(378,455)	(98.56%)
GCG	-	365,508	(365,508)	(100.00%)
	5,511	749,474	(743,963)	(99.26%)
Gross profit
GCM	5,519	241,204	(235,685)	(97.71%)
GCG	-	28,160	(28,160)	(100.00%)
	5,519	269,364	(263,845)	(97.95%)
General & administrative	178,271	261,357	(83,086)	(31.79%)
Loss from operations	(172,752)	8,007	(180,759)	(2,257.51%)
Other income (expense)	(1,196)	2,028	(3,224)	(158.97%)
Income tax expenses	-	-	-	N/A

Net loss from continuing operations
GCM	(170,224)	15,825	(186,049)	(1,175.67%)
GCG	(3,724)	(5,790)	2,066	35.68%
	$(173,948)	$10,035	$(183,983)	(1,833.41%)

Revenues

Revenues decreased by $1,007,808 to $11,030 for the three months ended March 31, 2013 as compared to $1,018,838 for the same period in 2012. The decreases were mainly due to decreases in revenue from both GCM and GCG operations.

Sales revenue of GCM decreased by $614,140 to $11,030 for the three months ended March 31, 2013 as compared to $625,170 for the same period in 2012, representing a 98.24% decrease. The decrease in revenue was mainly due to the decrease in electronic content sales by $55,664 and traditional paper magazines sales by $558,476.

Sales revenue of GCG decreased by $393,668 to $0 for the three months ended March 31, 2013 as compared to $ 393,668 for the same period in 2012, representing a 100.00% decrease. The decrease in revenue was mainly due to the closure of another retail shop in January 2013.

Cost of sales

Cost of sales decreased by $743,963 to $5,511 for the three months ended March 31, 2013 as compared to $749,474 for the same period in 2012. The increases were mainly due to decreases in cost of sales from both GCM and GCG operations.

Cost of sales of GCM decreased by $378,455 to $5,511 for the three months ended March 31, 2013 as compared to $383,966 for the same period in 2012, representing a 98.56% decrease. The decrease was mainly due to the decrease of paper cost by $116,608, printer cost by $105,558, distribution fee by $124,362 and other production costs by $31,927.

Cost of sales of GCG decreased by $365,508 to $0 for the three months ended March 31 of 2013 as compared to$365,508 in the same period in 2012, representing a 100.00% decrease. The decrease was mainly due to the closure of another retail shops in January 2013.

Gross margin

Gross margin decreased by $263,845 to $5,519 for the three months ended March 31, 2013 as compared to $269,364 for the same period in 2012. The decreases were mainly due to decreases gross margin from both GCM and GCG operations.

Gross margin of GCM decreased by $235,685 to $5,519 for the three months ended March 31, 2013as compared to$ 241,204 for the same period in 2012, representing a 97.71% decrease. The decrease was mainly due to the decrease in sales from both electronic content and traditional paper magazine by $614,140 offset by the decrease in cost of sales of traditional magazines by $378,455.

Gross margin of GCG decreased by $28,160 to $0 for the three months ended March 31 of 2013 as compared to $28,160 for the same period in 2012, representing a 100.00% increase. The decrease was mainly due to the closure of another retail shops in January 2013.

General and administrative

The following table summarizes general and administrative expenses during the three-month period ended March 31, 2013 and 2012, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended March 31, 2012 to the three-month period ended March 31, 2013.

	Three months ended March 31,
	2013	2012	Increase (decrease)	% Change

Payroll cost	146,668	200,523	(53,855)	(26.86%)
Rental expenses	19,230	46,383	(27,153)	(58.54%)
Legal and professional fee	212	308	(96)	(31.17%)
Entertainment	543	98	445	454.08%
Miscellaneous	11,618	14,045	(2,427)	(17.28%)
	178,271	261,357	(83,086)	(31.79%)

Payroll cost decreased by $53,855 to $146,668 for the three months ended March 31, 2013 as compared to $200,523 for the same period in 2012, representing a 26.86% decrease. The decrease was mainly due to the decrease in number of employees in both GCM and GCG operations.

Rental expenses decreased by $27,153 to $19,230 for the three months ended March 31, 2013 as compared to $46,383 for the same period in 2012, representing a 58.54% decrease. The decrease was mainly due to $15,384 rent reduced by GCM and $11,769 rent saved by GCG due to closure of retail shop in January 2013.

Miscellaneous expenses decreased by $2,427 to $11,618 for the three months ended March 31, 2013 as compared to $14,045 for the same period in 2012, representing a 17.28% decrease. The increase was mainly due to the decrease of all other miscellaneous expense by $8,196 offset by the increase of insurance expense by $3,077 and bad debt expenses of $2,692.

Net loss from discontinued operations

Net loss from discontinued operations increased by $183,983 to a net loss of $173,948 for the three months ended March 31, 2013 as compared to the net income of $10,035 for the same period in 2012.

Cash flow

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2013 amounted to $255,639 compared to net cash provided by operating activities of $111,647 in the same period of 2012. The change of $367,286 was mainly due to: 1.) an increase of $183,983 in net loss of discontinuing operations 2.) a decrease of inventory of 3,532, 3.) a decrease of $340,688 in trade payable and accrued expenses offset by a decrease of $160,917 in trade and other receivable.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 amounted to $23,311 compared to net cash used in investing activities of $0 in the same period of 2012. The change of $23,311 was mainly due to the reclassification of cash balance held by discontinuted operations to assets held for sales.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 amounted to $234,838 compared to net cash used in financing activities of $107,803 in the same period of 2012. The change of $342,641 was mainly due to the increase in advance from related parties

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation does not have a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the three months ended March 31, 2013 were denominated in HKD and were converted into US dollars at the exchange rate of 7.8 to 1. There can be no assurance that HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of HKD relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, and our Principal Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in our internal control over financial reporting as of March 31, 2013:

1.
Insufficient accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of March 31, 2013.

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

ITEM 1A. RISK FACTORS

No material change since the filing of the 10-K on March 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between the period of January 2 and January 18, 2013 the Company issued 1,622,432 shares of common stock to a convertible note holder for final settlement of a convertible note totaling $40,000.

On April 9, 2013 the Company converted $23,000 short term borrowings into 2,300,000 shares of common stock of the Company.

On April 30, 2013 the Company converted $12,000 short term borrowings into 1,200,000 shares of common stock of the Company.

Issuer Purchases of Equity Securities

On April 23, 2013, the Company disposed GCG to a non affiliate shareholder in exchange of returning 3,000,000 shares of the Company common stock back to the Company as disclosed on our Form 8-K filed with the Securities and Exchange Commission on the same date.

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

GREAT CHINA MANIA HOLDINGS, INC.
(Registrant)

By:            /S/ Kwong Kwan Yin Roy
Kwong Kwan Yin Roy
Chief Executive Officer and Director

Date: May 17, 2013

By:           /S/ Kwong Kwan Yin Roy
Kwong Kwan Yin Roy
Chief Financial Officer

Date: May17, 2013