Form 10-Q/A
period 2013-03-31
GREAT CHINA MANIA HOLDINGS, INC.
filed 2013-06-05
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

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

On April 26, 2013, the Company issued to two consultants 7,000,000 shares of our common stock in exchange for professional services rendered during three months ended March 31, 2013. Based on the share price of $0.01 per share on the grant date, the fair value of these issued shares was $70,000.

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

On April 26, 2013, the Company issued to two consultants 7,000,000 shares of our common stock in exchange for professional services rendered during three months ended March 31, 2013.

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