Form 10-Q
period 2013-06-30
GREAT CHINA MANIA HOLDINGS, INC.
filed 2013-08-19
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐ The Company does not have a website.

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

The number of shares of Common Stock, $0.01 par value, outstanding on August 15, 2013 was 90,580,308.

GREAT CHINA MANIA HOLDINGS, INC. (FORMERLY KNOWN AS GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.) AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$586,969	$218,773
Accounts receivable	240,115	353,122
Inventories	-	10,438
Short term loan receivable	145,766	140,495
Prepaid expenses and other receivables	199,239	165,932

Total current assets	1,172,089	888,760

TOTAL ASSETS	$1,172,089	$888,760

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	867,414	997,911
Accrued expenses and other payables	233,051	84,720
Unearned revenue	37,660	27,691
Short-term borrowings	6,389	63,656
Convertible note payable	139,824	168,926
Amount due to related parties	-	38,128
Total current liabilities	1,284,338	1,381,032

LONG-TERM LIABILITIES
Long-term Convertible note	31,301	31,301
	31,301	31,301

TOTAL LIABILITIES	$1,315,639	$1,412,333

SHAREHOLDERS’ EQUITY
Common stock, par value $0.01; 375,000,000 shares authorized; 90,580,308 and 78,876,021 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	905,800	788,761
Additional paid in capital	7,753,339	7,640,618
Accumulated deficits	(8,697,868)	(8,457,669)
Accumulated other comprehensive income	1,492	1,492
Less: Subscription receivable	(106,313)	(496,775)

TOTALSHAREHOLDERS’ EQUITY	(143,550)	(523,573)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,172,089	$888,760

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,			Six months ended June 30,
	2013	2012		2013	2012
CONTINUING OPERATIONS
REVENUES	$613,389		$445,566	$984,780	$880,884

COST OF SALES	418,204		288,512	586,473	558,339

GROSS PROFIT	195,185		157,054	398,307	322,545

EXPENSES
General and administrative	460,432		191,632	759,681	386,041
TOTAL OPERATING EXPENSES	460,432		191,632	759,681	386,041

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(265,247)		(34,578)	(361,374)	(63,496)

OTHER INCOME/(EXPENSE)
Other income	2,979		3,596	5,193	5,701
Interest expense	(33,476)		(6,595)	(65,722)	(6,595)
Other expenses	(7,828)		(3,362)	(13,980)	(6,678)
TOTAL OTHER EXPENSE	(38,325)		(6,361)	(74,509)	(7,572)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(303,572)		(40,939)	(435,883)	(71,068)

PROVISION FOR INCOME TAXES	-		-	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(303,572)		$(40,939)	$(435,883)	$(71,068)

DISCONTINUED OPERATIONS
Net (loss) / income	(328,017)		(2,544)	(501,965)	7,491
Gain on disposal of discontinued operations	697,649		-	697,649	-

NET INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	$369,632		$(2,544)	$195,684	$7,491

NET INCOME/ (LOSS) FOR THE PERIOD	$66,060		$(43,483)	$(240,199)	$(63,577)

OTHER COMPREHENSIVE INCOME	-		-	-	-

TOTAL COMPREHENSIVE INCOME / (LOSS) FOR THE PERIOD
Arising from continuing operations	(303,572)		(40,939)	(435,883)	(71,068)
Arising from discontinued operations	369,632		(2,544)	195,684	7,491
	$66,060	$	$(43,483)	$(240,199)	$(63,577)
LOSS PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$(0.00)		$(0.00)	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	83,158,681		69,676,000	84,042,343	64,404,956

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2013	2012
Cash flows from operating activities
Net loss from continuing operations	$(435,883)	$(71,068)
Amortization of discount on Convertible Note	36,707	6,268
Accrued interest expense	29,015	327
Share based payments	154,800	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(59,287)	(57,255)
Increase in prepaid expenses and other receivables	(39,014)	(24,622)
Increase in accounts payable	167,865	271,461
Increase in unearned revenue	9,969	1,879
Increase / (Decrease) in accrued expenses and other payables	183,533	(44,377)
Net cash provided by continuing operating activities	47,705	82,613
Net cash used in discontinued operating activities	(370,745)	(5,808)
Net cash (used in) / provided by operating activities	(323,040)	76,805

Cash flows from investing activities
Net cash used in continuing investing activities	-	-
Net cash used in discontinued investing activities	(1,282)	-
Net cash used in investing activities	(1,282)	-

Cash flows from financing activities
Decrease in subscription receivable	390,462	22,416
Advance from short-term borrowings	-	77,111
Decrease in amount due to a related company	-	(184,725)
Issuance of convertible note	100,000	50,000
Repayment of convertible note	(125,859)	(96,907)
Net cash provided by / (used in) continuing financing activities	364,603	(132,105)
Net cash provided by / (used in) discontinued financing activities	327,915	(43,740)
Net cash provided by / (used in) financing activities	692,518	(175,845)

Net increase / (decrease) in cash and cash equivalents
Continuing operations	412,308	(49,492)
Discontinued operations	(44,112)	(49,548)
	368,196	(99,040)
Cash and cash equivalents at beginning of period
Continuing operations	174,661	228,813
Discontinued operations	44,112	76,399
	218,773	305,212
Cash and cash equivalents at end of period
Continuing operations	586,969	179,321
Discontinued operations	-	26,851
	$586,969	$206,172
Supplemental disclosure of cash flows information:
Non cash financing activities:
Conversion of debt to shares	$128,965	$206,042
Shares cancelled for disposal of an subsidiary	(54,000)	-
Issuance of shares unpaid	-	519,210

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great China Mania Holdings, Inc. (“GMEC” or the “Company”) was incorporated in Florida on July 8, 1983. In February 2011, three new subsidiaries of the Company were formed and have since maintained operations. These subsidiaries are GME Holdings Limited (“GMEH”) that specialized in artiste and project management services operation, Great China Games Limited (“GCG”) that specialized in video games and accessories retail operation and Great China Media Limited (“GCM”) that specialized in magazine and related electronic content publishing operation. In June 2011, the Company formed another subsidiary GMEC Ventures Limited (“GMEV”), a Hong Kong company, and maintained for holding future investment if any. The company held those subsidiaries though two wholly-owned BVI companies known as Sharp Achieve Holdings Limited (“Sharp Achieve”) and Super China Global Limited (SCGL).

On March 16, 2011, the Company amended its Articles of Incorporation and changed the name of the Company from “Great East Bottles & Drinks (China) Holdings, Inc.” to “Great China Mania Holdings, Inc.”

In November, 2012, Sharp Achieve obtained the direct ownership of GCM and GCG by disposing the direct ownership of SCGL to GMEC. This restructuring transaction did not affect the company control of all fellow subsidiaries.

On April 23, 2013, the Company disposed the entire interest in GCG to a non affiliate shareholder in exchange of the shareholder assuming the liabilities of GCG and returning 3,000,000 shares of the Company common stock back to the Company.

On May 6, 2013, the Company disposed the entire interest in Sharp Achieve and GCM to Mr. Yau Wai Hung, a former CEO and director who resigned on April 30 2013, in exchange of his assuming the liabilities of both Sharp Achieve and GCM.

After the above disposals, the Company only specializes in artiste and project management services operation.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three and six months ended June 30, 2013 and 2012 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong Dollar (HKD) for three and six months ended June 30, 2013 and 2012, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2013, the results of its operations and cash flows for the three and six months ended for June 30, 2013 and 2012.

In the opinion of the management, the comparative figures for the three and six months ended June 30, 2012 were reclassified to current presentation because the balances shown in previous filings included the discontinued operations of GCG and GCM were not relevant to the current operations.

NOTE 3 – DISPOSAL OF SUBSIDIARIES

On April 23, 2013, the Company disposed its entire interest of GCG to a non affiliate shareholder in exchange of the shareholder assuming the liabilities of GCG and returning 3,000,000 shares of the Company common stock back to the Company. GCG ceased to become a consolidating subsidiary of the Company on May 6, 2013 when the transaction completed. All the operating losses of GCG from January 1, 2013 to April 23, 2013 are recorded as net loss from discontinued operations.

On May 6, 2013, the Company disposed its entire interest of Sharp Achieve and GCM to Mr. Yau Wai Hung, our former CEO and director who resigned on April 30 2013, in exchange for his assuming the liabilities of both Sharp Achieve and GCM. GCM ceased to become a consolidating subsidiary of the Company on the same date. All the operating losses of GCM from January 1, 2013 to May 6, 2013 are recorded as net loss from discontinued operations.

By disposal of above subsidiaries, the Company sold its video games and accessories retail operation and magazine and related electronic content publishing operation. A summary of the balance sheet and income statement of above subsidiaries upon the date of disposal is presented as follow:

(i) Summary of balance sheet
	May 6, 2013 (Date of disposal)			December 31, 2012 (Audited)
	GCG	GCM	Total	GCG	GCM	Total
Assets
Current assets
Cash and cash equivalents	$-	$1,282	$1,282	$38,343	$5,769	$44,112
Accounts receivable	-	33,101	33,101	-	172,294	172,294
Inventory	3,643	-	3,643	3,643	6,795	10,438
Other receivables and deposit	-	-	-	436	-	436
Total current assets	3,643	34,383	38,026	42,422	184,858	227,280
Liabilities
Current liabilities
Accounts payable	-	-	-	2,325	296,037	298,362
Accrued expenses and other payables	-	681,676	681,676	2,327	74,137	76,464
Total current liabilities	-	681,676	681,676	4,652	370,174	374,826

Net assets / (liabilities)	3,643	(647,293)	(643,650)	37,770	(185,316)	(147,546)

(ii)Summary of income statement
	Six months ended June 30, 2013			Six months ended June 30,2012
	GCG	GCM	Total	GCG	GCM	Total
Revenue	-	15,233	15,233	531,049	1,234,665	1,765,714
Gross margin	-	1,910	1,910	35,778	462,159	497,937
Loss before provision for income taxes	(4,091)	(497,874)	(501,965)	(23,537)	31,028	7,491
Net loss after non-controlling interest	(4,091)	(497,874)	(501,965)	(23,537)	31,028	7,491

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Economic and political risk

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized.

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

(f)   Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2013 and 2012, there were no dilutive securities outstanding.

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

	June 30, 2013	December 31, 2012	June 30, 2012

Period end HKD : US$ exchange rate	0.1282	0.1282	0.1282
Average for the period HKD : US$ exchange rate	0.1282	0.1282	0.1282

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

NOTE 5 – SHORT-TERM LOAN RECEIVABLE

As of June 30, 2013, the short term loan to a third party is bearing interest at 6% per annum with no fixed payment terms. Interest income in conjunction with this short term loan for the six months ended June 30, 2013 and 2012 was $4,246 and $4,769, respectively.

NOTE 6 – DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

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

NOTE 7 – SHORT TERM BORROWINGS

The short-term borrowings are unsecured, interest free advances from a non affiliate individual with no fixed repayment term. During the reporting period, this individual converted a portion of the short term borrowings of $60,000 into 4,125,000 shares of Company’s common stock.

NOTE 8 – CONVERTIBLE NOTES

The convertible notes as of the balance sheet date are summarized as follows:

	June 30, 2013	December 31, 2012
Noncurrent liabilities:
Non-interest bearing convertible note	$31,301	$31,301

Current liabilities:
8% convertible note 2, net	-	68,965
8% convertible note 3, net	-	42,524
8% convertible note 4, net	-	57,437
12% convertible note 5, net (including fair value adjustment on option $ 35,333, accrued interest expense $1,967, net of unamortized discount $12,170)	75,130	-
12% convertible note 6, net (including fair value adjustment on option $ 35,333, accrued interest expense $1,150, net of unamortized discount $21,789)	64,694	-
	139,824	168,926

Total convertible note outstanding	$171,125	$200,227

On June 1, 2011, the Company issued a non-interest bearing convertible note in the amount of $256,400 ( “Note 1”) to a third party note holder (“Holder 1”),which matures on May 31, 2016. On September 30, 2011, the first installment of $128,200 was received. Note 1 bears a call back option exercisable by Holder 1 on the unused portion of Note 1 after 12 months from the date of Note 1. Note 1 can be converted into common stock of the Company by Holder 1 under certain conditions. A total of $96,899 was repaid by the Company upon June 30, 2013. As of June 30, 2013, Note 1 did not qualify to be converted under those conditions and is therefore not dilutive.

On February 20, 2013, the Company issued another 12% convertible note in the amount of $50,000 (“Note 5”) to another third party note holder (“Holder 3”). Note 5 mature on November 20, 2013 and was fully received on March

4, 2013. The outstanding principal balance plus any accrued interest under Note 5 is convertible into common stock of the Company after 180 days from the date of issued with a 40% discount over the convertible price upon the option of Holder 3. The conversion price is determined by the average of the lowest 3 closing bid prices out of the 10 days prior to the Conversion Date. As of June 30, 2013, fair value adjustment on option amounted to $35,333 and unamortized debt discount amount to $12,170. Debt discount is being amortized using effective interest method over the life of Note 5. For the six months ended June 30, 2013, the amortization of debt discount of $23,163 was charged to Statement of Operations. Accrued interest expense of Note 5 for the six months ended June 30, 2013 was $1,967.As of June 30, 2013; Note 5 did not qualify to be converted under the conditions of those notes and are therefore not dilutive.

On April 22, 2013, the Company issued another 12% convertible note in the amount of $50,000 (“Note 6”) to Holder 3. Note 6 mature on January 22, 2014 and was fully received on June 14, 2013. The outstanding principal balance plus any accrued interest under Note 6 is convertible into common stock of the Company after 180 days from the date of issued with a 40% discount over the convertible price upon the option of Holder 3. The conversion price is determined by the average prices of the 5 days prior to the Conversion Date. As of June 30, 2013, fair value adjustment on option amounted to $35,333 and unamortized debt discount amount to $21,789. Debt discount is being amortized using effective interest method over the life of Note 6. For the six months ended June 30, 2013, the amortization of debt discount of $13,544 was charged to Statement of Operations. Accrued interest expense of Note 6 for the six months ended June 30, 2013 was $1,150.As of June 30, 2013; Note 6 did not qualify to be converted under the conditions of those notes and are therefore not dilutive.

Total interest expense in connection with Note 2, Note 3 and Note 4 for the six months ended June 30, 2013 and 2012 were $25,898 and $6,595, respectively.

NOTE 9 – COMMON STOCK ANDWEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

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

On April 23, 2013, the Company cancelled 3,000,000 shares of common stock from a non affiliate shareholder in exchange of disposing the entire interest of GCG.

On April 26, 2013, the Company issued to two consultants 7,000,000 shares of common stock in exchange for professional services rendered. Based on the share price of $0.0164 per share on the grant date, the fair value of these issued shares was $114,800. This non-cash compensation is recorded as a component of the Company’s share based payment expense for the six months ended June 30, 2013.

On April 30, 2013 the Company converted $12,000 short term borrowings into 1,200,000 shares of common stock of the Company.

On May 7, 2013, the Company issued to two consultants 1,667,000 shares of common stock in exchange for professional services rendered. Based on the share price of $0.012 per share on the grant date, the fair value of these issued shares was $20,000. This non-cash compensation is recorded as a component of the Company’s share based payment expense for the six months ended June 30, 2013.

On June 6, 2013 the Company converted $25,000 short term borrowings into 625,000 shares of common stock of the Company.

On June 7, 2013, the Company issued to two consultants 289,855 shares of common stock in exchange for professional services rendered. Based on the share price of $0.069 per share on the grant date, the fair value of these issued shares was $20,000. This non-cash compensation is recorded as a component of the Company’s share based payment expense for the six months ended June 30, 2013.

The calculation of common stock as at June 30, 2013 and weighted average number of shares for the six months ended June 30, 2013 is illustrated as follows:
	Number of shares	Weighted average number of shares

Issued and outstanding as of January 1, 2013	78,876,021	78,876,021
Issuance of share on January 2, 2013 for debt conversion	684,932	681,148
Issuance of share on January 14, 2013 for debt conversion	625,000	580,110
Issuance of share on January 18, 2013 for debt conversion	312,500	283,149
Issuance of shares on April 9, 2013 for debt conversion	2,300,000	1,054,696
Forfeiture of shares on April 23, 2013 for disposal of GCG	(3,000,000)	(1,143,646)
Share based payment made on April 26, 2012	7,000,000	2,668,508
Issuance of shares on April 30, 2013 for debt conversion	1,200,000	411,050
Share based payment made on May 7, 2012	1,667,000	506,547
Issuance of shares on June 6, 2013 for debt conversion	625,000	86,326
Share based payment made on June 7, 2012	289,855	38,434

Issued and outstanding as of June 30, 2013	90,580,308	84,042,343

On April 22, 2013, the Company granted to a convertible holder a warrant to purchase a total of 500,000 our common stock at a price of $0.10 per share within two years from the date of issue. In the opinion of directors, the assessed value of the warrant was insignificant to the continuing operations for the six months ended June 30, 2013. This warrant was not included in the computation of diluted earnings per share because the warrant was anti dilutive.

NOTE 10 – INTEREST EXPENSES

Interest expenses for the six months ended June 30, 2013 and 2012 are summarized as follows:

	2013	2012

Amortization on discount of convertible note	$36,707	$6,268
Accrued interest on convertible note	29,015	327
Total	$65,722	$6,595

NOTE 11 – CONTINGENCIES AND COMMITMENTS

At June 30, 2013, the expected annual lease payments under the Company and its subsidiaries’ operating leases are as follows:

For the year ended December 31,
2013	41,694
2014	48,643
Total	90,337

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Continuing Operations – Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012.

The following table summarizes the results of our continuing operations during the three-month period ended June 30, 2013 and 2012, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended June 30, 2012 to the three-month period ended June 30, 2013.

	Three months ended June 30,
	2013	2012	Increase/(decrease)	% Change
Revenue	$613,389	$445,566	$167,823	37.67%
Cost of sales	418,204	288,512	129,692	44.95%
Gross profit	195,185	157,054	38,131	24.28%
General & administrative	460,432	191,632	268,800	140.27%
Loss from operations	(265,247)	(34,578)	(230,669)	(667.10%)
Other expense	(38,325)	(6,361)	(31,964)	(502.50%)
Income tax expenses	-	-	-	N/A
Net loss from continuing operations	$(303,572)	$(40,939)	$(262,633)	(641.52%)

Revenues

Revenues increased by $167,823 to $613,389 for the three months ended June 30, 2013 as compared to $445,566 for the same period in 2012, representing a 37.67% increase. The increase in revenue was mainly due to the increase of income generated from new artists’ performance that joined the company in 2013.

Cost of sales

Cost of sales increased by $129,692 to $418,204 for the three months ended June 30, 2013 as compared to $288,512 for the same period in 2012, representing a 44.95% increase. The increases were mainly due to the increase of artist fee by $106,835, agency fee by $2,885 and other direct cost by $19,972 in aggregate.

Gross margin

Gross margin increased by $38,131 to $195,185 for the three months ended June 30, 2013 as compared to $157,054 for the same period in 2012, representing a 24.28% increase. The increase was mainly due to the increase of revenue offset the increase of artist fee and agency fee in the same period.

General and administrative

The following table summarizes general and administrative expenses during the three-month period ended June 30, 2013 and 2012, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended June 30, 2012 to the three-month period ended June 30, 2013.

	Three months ended June 30,
	2013	2012	Increase (decrease)	% Change

Payroll cost	106,916	129,495	(22,579)	(17.44%)
Rental expenses	27,008	36,282	(9,274)	(25.56%)
Legal and professional fee	306,990	12,131	294,859	2,430.62%
Entertainment	5,216	1,706	3,510	205.74%
Miscellaneous	14,302	12,018	2,284	19.00%
	460,432	191,632	268,800	140.27%

Payroll cost decreased by $22,579 to $106,916 for the three months ended June 30, 2013 as compared to $129,495 for the same period in 2012, representing a 17.44% decrease. The decrease was mainly due to the saving of staff turn during the period.

Rental expenses decreased by $9,274 to $27,008 for the three months ended June 30, 2013 as compared to $36,282 for the same period in 2012, representing a 25.56% decrease. The decrease was mainly due to rent saved by the closure of Beijing office in September 2012.

Legal and professional fee increased by $294,859 to $306,990 for the three months ended June 30, 2013 as compared to $12,131 for the same period in 2012, representing a 2,430.62% increase. The increase was mainly due to 1.) a business development consultation fee $236,000, 2.) an increase of press releasing expenses $51,909, 3.) legal cost relating to convertible note $2,500 and 4.) an increase of Edgar filing disbursement $3,169.

Entertainment increased by $3,510 to $5,216 for the three months ended June 30, 2013 as compared to $1,706 for the same period in 2012, representing a 205.74% increase. The increase was mainly due to the development of business in Malaysia.

Miscellaneous expenses increased by $2,284 to $14,302 for the three months ended June 30, 2013 as compared to $12,018 for the same period in 2012, representing a 15.81% increase. The increase was mainly due to the increase of utilities expenses $2,365 offset by the decrease of all other expenses of $81 in aggregate.

Net loss from continuing operations

Net loss from continuing operations increased by $262,633 to a net loss of $303,572 for the three months ended June 30, 2013 as compared to $40,939 for the same period in 2012.

Results of Discontinued Operations –Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012.

The following table summarizes the results of discontinued operations for the three-month period ended June 30, 2013 and 2012, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2012 to the three-month period ended June 30, 2013.

	For three months ended June 30,
	2013	2012	Increase (decrease)	% Change
Revenue
GCM	$4,203	$609,495	$(605,292)	(99.31%)
GCG	-	137,381	(137,381)	(100.00%)
	4,203	746,876	(742,673)	(99.44%)
Cost of sales
GCM	7,812	388,540	(380,728)	(97.99%)
GCG	-	129,763	(129,763)	(100.00%)
	7,812	518,303	(510,491)	(98.49%)
Gross (loss) / profit
GCM	(3,609)	220,955	(224,564)	(101.63%)
GCG	-	7,618	(7,618)	(100.00%)
	(3,609)	228,573	(232,182)	(101.58%)
General & administrative	323,300	229,611	93,689	40.80%
Loss from operations	(326,909)	(1,038)	(325,871)	(31,394.12%)
Other expense	(1,108)	(1,506)	398	26.43%
Income tax expenses	-	-	-	N/A

Net loss from discontinued operations
GCM	(327,650)	15,203	(342,853)	(2,255.17%)
GCG	(367)	(17,747)	17,380	97.93%
	$(328,017)	$(2,544)	$(325,473)	(12,793.75%)

Revenues

Revenues decreased by $742,673 to $4,203 for three months ended June 30, 2013 as compared to $746,876 for the same period in 2012. The decreases were mainly due to decreases in revenue from both GCM and GCG operations.

Sales revenue of GCM decreased by $605,292 to $4,203 for three months ended June 30, 2013 as compared to $609,495 for the same period in 2012, representing a 99.31% decrease. The decrease in revenue was mainly due to the fact that GCM disposed on May 6 2013 and therefore there was only 1 month revenue in second quarter ended June 30, 2013 as compared to 3 months figure in the same quarter of 2012.

Sales revenue of GCG decreased by $137,381 to $0 for three months ended June 30, 2013 as compared to $137,381 for the same period in 2012, representing a 100.00% decrease. The decrease in revenue was mainly due to the closure of another retail shop in January 2013. GCG was disposed on April 23, 2013.

Cost of sales

Cost of sales decreased by $510,491 to $7,812 for three months ended June 30, 2013 as compared to $515,303 for the same period in 2012. The increases were mainly due to decreases in cost of sales from both GCM and GCG operations.

Cost of sales of GCM decreased by $380,728 to $7,812 for three months ended June 30, 2013 as compared to $388,540 for the same period in 2012, representing a 98.49% decrease. The decrease was mainly due to the fact that GCM disposed on May 6 2013 and therefore there was only 1 month cost of sales in second quarter ended June 30, 2013 as compared to 3 months figure in the same quarter of 2012.

Cost of sales of GCG decreased by $129,763 to $0 for three months ended June 30 2013 s compared to $129,763 for the same period in 2012, representing a 100.00% decrease. The decrease was mainly due to the closure of another retail shops in January 2013. GCG was disposed on April 23, 2013.

Gross margin

Gross margin decreased by $232,182 to a loss of $3,609 for three months ended June 30, 2013 as compared to a profit of $228,573 for the same period in 2012. The decreases were mainly due to decreases gross margin from both GCM and GCG operations.

Gross margin of GCM decreased by $224,564 to a loss of $3,609 for three months ended June 30, 2013 as compared to a profit of $220,955 for the same period in 2012, representing a 101.63% decrease. The decrease was mainly due to the fact that GCM disposed on May 6 2013 and therefore there was only 1 month gross (loss)/margin in second quarter ended June 30, 2013 as compared to 3 months figure in the same quarter of 2012.

Gross margin of GCG decreased by $7,618 to $0 for three months ended June 30 2013 as compared to $7,618 for the same period in 2012, representing a 100.00% increase. The decrease was mainly due to the closure of another retail shops in January 2013. GCG was disposed on April 23, 2013.

General and administrative

The following table summarizes general and administrative expenses during the three-months ended June 30, 2013 and 2012, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended June 30, 2012 to the three-month period ended June 30, 2013.

	For three months ended June 30,
	2013	2012	Increase / (decrease)	% Change

Payroll cost	316,333	180,849	135,484	74.92%
Rental expenses	6,410	29,932	(23,522)	(78.58%)
Entertainment	-	2,801	(2,801)	(100.00%)
Miscellaneous	557	16,029	(15,472)	(96.53%)
	323,300	229,611	93,689	40.80%

Payroll cost increased by $135,484 to $316,333 for three months ended June 30, 2013 as compared to $180,849 for the same period in 2012, representing a 74.92% increase. The increase was mainly due to the redundancy payment of $273,285 incurred by GCM on April 2012 offset by the decrease of payroll cost of $137,801 in aggregate because GCG and GCM disposed on April 23, 2013 and May 6, 2013 separately and therefore there was only approximately 1 month payroll cost in second quarter ended June 30, 2013 as compared to 3 months figure in the same quarter of 2012.

Rental expenses decreased by $23,522 to $6,410 for three months ended June 30, 2013 as compared to $29,932 for the same period in 2012, representing a 78.58% decrease. The decrease was mainly due to

GCG and GCM disposed on April 23, 2013 and May 6, 2013 separately and therefore there was only approximately 1 month rent incurred in second quarter ended June 30, 2013 as compared to 3 months figure in the same quarter of 2012.

Miscellaneous expenses decreased by $15,472 to $557 for three months ended June 30 2013 as compared to $16,029 for the same period in 2012, representing a 96.53% decrease. The decrease was mainly due to GCG and GCM disposed on April 23, 2013 and May 6, 2013 separately and therefore there was only approximately 1 month miscellaneous expense in second quarter ended June 30, 2013 as compared to 3 months figure in the same quarter of 2012.

Net loss from discontinued operations

Net loss from discontinued operations increased by $325,473 to a net loss of $328,017 for three months ended June 30, 2013 as compared to $2,544 for the same period in 2012.

Results of Continuing Operations – Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012.

The following table summarizes the results of our continuing operations during the six-month period ended June 30, 2013 and 2012, and provides information regarding the dollar and percentage increase / (decrease) from the six-month period ended June 30, 2012 to the six-month period ended June 30, 2013.

	Six Months ended June 30,
	2013	2012	Increase (decrease)	% Change

Revenue	$984,780	$880,884	$103,896	11.79%
Cost of sales	586,473	558,339	28,134	5.04%
Gross profit	398,307	322,545	75,762	23.49%
General & administrative	759,681	386,041	373,640	96.79%
Loss from operations	(361,374)	(63,496)	(297,878)	(469.13%)
Other income (expense)	(74,509)	(7,572)	(66,937)	(884.01%)
Provision for taxation	-	-	-	N/A
Net income/(loss) from continuing operations	$(435,883)	$(71,068)	$(364,815)	(513.33%)

Revenues

Revenues increased by $103,896 to $984,780 for the six months ended June 30, 2013 as compared to $880,884 for the same period in 2012. The increase in revenue was mainly due to the increase of income generated from new artists’ performance that joined the company in 2013 between April and June 2013.

Cost of sales

Cost of sales increased by $28,134 to $586,473 for the Six months ended June 30, 2013 as compared to $558,339 for the same period in 2012. The increases were mainly due to the increase of other direct cost by $37,163 in aggregate offset by the decrease of artist fee by $9,029.

Gross margin

Gross margin increased by $75,762 to $398,307 for the six months ended June 30, 2013 as compared to $322,545 for the same period in 2012. The increases were mainly due to 1.) Increase in revenue generated from new artists’ performance that joined the company in 2013 by $103,896, and 2.) Decrease of artist fee by $9,029 offset by 3.) Increase of other direct cost by $37,163 in aggregate.

General and administrative

The following table summarizes general and administrative expenses during the six-month period ended June 30, 2013 and 2012, and provides information regarding the dollar and percentage increase / (decrease) from the six-month period ended June 30, 2012 to the six-month period ended June 30, 2013.

	Six Months ended June 30,
	2013	2012	Increase (decrease)	% Change

Payroll cost	246,427	262,699	(16,272)	(6.19%)
Rental expenses	59,024	72,720	(13,696)	(18.83%)
Legal and professional fee	416,739	17,965	398,774	2,219.73%
Entertainment	14,014	4,712	9,302	197.41%
Miscellaneous	23,477	27,945	(4,468)	(15.99%)
	759,681	386,041	373,640	96.79%

Payroll cost decreased by $16,272 to $246,427 for the six months ended June 30, 2013 as compared to $262,699 for the same period in 2012, representing a 6.19% decrease. The decrease was mainly due to the saving of staff turn for the six months ended June 30, 2013 by $22,579 offset the salary adjustment made in the same period by $6,307.

Rental expenses decreased by $13,696 to $59,024 for six months ended June 30, 2013 as compared to $72,720 for the same period in 2012, representing a 18.83% decrease. The decrease was mainly due to rent saved by the closure of Beijing office in September 2012.

Legal and professional fee increased by $398,774 to $416,739 for the six months ended June 30, 2013 as compared to $17,965 for the same period in 2012, representing a 2,219.73% increase. The increase was mainly due to: 1.) a business development consultation fee $306,000, 2.) a legal consultation fee $18,000, 3.) an increase of transfer agency expenses $4,246, 4.) legal cost relating to convertible note $5,000, 5.) an increase of press releasing expenses $62,359, and 6.) an increase of Edgar filing disbursement $3,169

Miscellaneous expenses decreased by $4,468 to $23,477 for the six months ended June 30, 2013 as compared to $27,945 for the same period in 2012, representing a 15.99% decrease. The decrease was mainly due to the saving of traveling expenses totaling $6,797 offset the increase of utilities totaling $2,365.

Net loss from continuing operations

Net loss from continuing operations increased by $364,815 to a net loss of $435,883 for the six months ended June 30, 2013 as compared to $71,068 for the same period in 2012.

Liquidity and Capital Resources

Cash

Our cash balance as of June 30, 2012 was $586,969, representing an increase of $380,797 as compared to $206,172 as of June 30, 2012. The increase of cash was mainly due to the net cash inflows between January and June 2013 of $31,698 offset by the net cash outflow between July and December 2012 $4,660 in aggregate.

Cash flow

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 amounted to $47,705 compared to net cash provided by operating activities of $82,613 in the same period of 2012.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 amounted to $364,603 compared to net cash used in financing activities of $132,105 in the same period of 2012.

Working capital

Our net current liabilities decreased by $249,914 to $112,249 as of June 30, 2013 from that of $362,163 as of June 30, 2012.

As of June 30, 2013 we may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. We intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Results of Discontinued Operations – Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012

The following table summarizes the results of our discontinued operations for the six months ended June 30 2013 and 2012, and provides information regarding the dollar and percentage increase / (decrease) from the six-month period ended June 30, 2012 to the six-month period ended June 30, 2013.

	For six months ended June 30,		Increase (decrease)
	2013	2012		% Change

Revenue
GCM	$15,233	$1,234,665	$(1,219,432)	(98.77%)
GCG	-	531,049	(531,049)	(100.00%)
	15,233	1,765,714	(1,750,481)	(99.14%)
Cost of sales
GCM	13,323	772,506	(759,183)	(98.28%)
GCG	-	495,271	(495,271)	(100.00%)
	13,323	1,267,777	(1,254,454)	(98.95%)
Gross profit
GCM	1,910	462,159	(460,249)	(99.59%)
GCG	-	35,778	(35,778)	(100.00%)
	1,910	497,937	(496,027)	(99.62%)
General & administrative	501,571	490,968	10,603	2.16%
(Loss) / income from operations	(499,661)	6,969	(506,630)	(7,268.74%)
Other expense	(2,304)	522	(2,826)	(541.38%)
Provision for taxation		-	-	N/A

Net (loss) / income from discontinued operations

GCM	$(497,874)	$31,028	$(528,903)	(1,704.60%)
GCG	(4,091)	(23,537)	19,446	82.62%)
	$(501,965)	$7,491	$(509,456)	(6,800.91%)

Revenues

Revenues decreased by $1,750,481 to $15,233 for six months ended June 30, 2013 as compared to $1,765,714 for the six months ended June 30, 2012. The decreases were mainly due to the decreases in revenue from both GCM and GCG operations.

Sales revenue of GCM decreased by $1,219,432 to $15,233 for six months ended June 30, 2013 as compared to $1,192,256 for the same period in 2012, representing a 98.77% decrease. The decrease in revenue was mainly due to the fact that GCM disposed on May 6 2013 and therefore there was only 4 month revenue in six months ended June 30, 2013 as compared to 6 months figure in the same quarter of 2012.

Sales revenue of GCG decreased by $531,049 to $0 for six months ended June 30, 2013 as compared to $531,049 for the same period in 2012, representing a 100.00% decrease. The decrease in revenue was mainly due to the closure of another retail shop in January 2013. GCG was disposed on April 23, 2013.

Cost of sales

Cost of sales decreased by $1,254,454 to $13,323 for six months ended June 30, 2013 as compared to $1,267,777 for the same period in 2012. The decreases were mainly due to decreases in cost of sales from both GCM, and GCG operations.

Cost of sales of GCM decreased by $759,183 to $13,323 for six months ended June 30, 2013 as compared to $772,506 for the six months ended June 30, 2012, representing a 98.28% decrease. The decrease was mainly due to the fact that GCM disposed on May 6 2013 and therefore there was only 4 month cost of sales in six months ended June 30, 2013 as compared to 6 months figure in the same quarter of 2012.

Cost of sales of GCG decreased by $495,271 to $0 for six months ended June 30 2013 as compared to $495,271 in the six months ended June 30 of 2012, representing a 100.00% decrease. The decrease in revenue was mainly due to the closure of another retail shop in January 2013. GCG was disposed on April 23, 2013.

Gross margin

Gross margin decreased by $496,027 to $1,910 for six months ended June 30 2013 as compared to $497,937 for the six months ended June 30, 2012. The decreases were mainly due to decreases of gross margin from both GCM and GCG operation.

Gross margin of GCM decreased by $460,249 to $1,910 for six months ended June 30 2013 as compared to $462,159 for the same period in 2012, representing a 99.59% decrease. The decrease was mainly due to the fact that GCM disposed on May 6 2013 and therefore there was only 4 month revenue in six months ended June 30, 2013 as compared to 6 months figure in the same quarter of 2012.

Gross margin of GCG decreased by $35,778 to $0 for six months ended June 30 2013 as compared to $35,778 for the same period in 2012, representing a 100.00% decrease. The decrease in margin was mainly due to the closure of another retail shop in January 2013. GCG was disposed on April 23, 2013.

General and administrative

The following table summarizes general and administrative expenses for six months ended June 30 2013 and 2012 and provides information regarding the dollar and percentage increase / (decrease) from the six-month period ended June 30, 2012 to the six-month period ended June 30 2013.

	For six months ended June 30,
	2013	2012	Increase / (decrease)	% Change

Payroll cost	463,001	381,372	81,629	21.40%
Rental expenses	25,640	76,315	(50,675)	(66.40%)
Legal and professional fee	212	308	(96)	(31.17%)
Entertainment	543	2,899	(2,356)	(81.27%)
Miscellaneous	12,175	30,074	(17,899)	(59.52%)
	501,571	490,968	10,603	2.16%

Payroll cost increased by $81,629 to $463,001 for the six months ended June 30 2013 as compared to $381,372 for the same period in 2012, representing a 21.40% increase. The increase was mainly due to the redundancy payment of $273,285 incurred by GCM on April 2012 offset by the payroll cost saved of $191,656 because GCG and GCM disposed on April 23, 2013 and May 6 2013 separately and therefore there was only approximately 4 month revenue in six months ended June 30, 2013 as compared to 6 months figure in the same quarter of 2012.

Rental expenses decreased by $50,675 to $25,640 for the six months ended June 30 2013 as compared to $76,315 for the same period in 2012, representing a 66.40% decrease. The decrease was mainly due to 1.) The rent saved of $12,820 due to the disposal of GCM on May 6 2013 and therefore there was only approximately 4 month revenue in six months ended June 30, 2013 as compared to 6 months figure in the same quarter of 2012 and 2.)The rent saved of $37,855 the closure of GCG 2 retail shops in May 2012 and January 2013 separately. GCG was disposed on April 23, 2013.

Miscellaneous expenses decreased by $17,899 to $12,175 for the six months ended June 30 2013 as compared to $30,074 for the same period in 2012, representing a 59.52% decrease. The decrease was mainly due to the increase of bad debts of $2,692 offset by the decrease of other expenses of $20,591 in aggregate because of the disposal of GCM and GCG on April 23 2013 and May 6 2013 separately and therefore there was only approximately 4 month revenue in six months ended June 30, 2013 as compared to 6 months figure in the same quarter of 2012.

Net loss from discontinued operations

Net loss from discontinued operations increased by $509,456 to a net loss of $501,965 for the for the six months ended June 30 2013 as compared to a net profit of $7,491for the same period in 2012.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation does not have a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the six months ended June 30, 2013 were denominated in HKD and were converted into US dollars at the exchange rate of 7.8 to 1. There can be no assurance that HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of HKD relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, and our Principal Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in our internal control over financial reporting as of June 30, 2013:

1.
Insufficient accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of June 30, 2013.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between the period of January 2 and January 18, 2013 the Company issued 1,622,432 shares of common stock to a convertible note holder for final settlement of a convertible note totaling $40,000.

Between the period of April 9, 2013 and June 6, 2013, the Company converted a total of $60,000 short term borrowings into 4,125,000 shares of common stock of the Company.

On April 22, 2013, the Company granted to a convertible holder a warrant to purchase a total of 500,000 our common stock at a price of $0.10 per share within two years from the date of issue.

On April 26, 2013, the Company issued to two consultants 7,000,000 shares of our common stock in exchange for professional services rendered.

Between the period of May 7, 2013 and June 7, 2013, we issued to another consultant 1,956,855 shares of our common stock in exchange for services rendered and services rendered.

Issuer Purchases of Equity Securities

On April 23, 2013, the Company disposed GCG to a non affiliate shareholder in exchange of returning 3,000,000 shares of the Company common stock back to the Company.

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

Date: August 15, 2013

By:         /S/ Kwong Kwan Yin Roy
Kwong Kwan Yin Roy
Chief Financial Officer

Date: August 15, 2013