Form 10-Q
period 2013-09-30
GREAT CHINA MANIA HOLDINGS, INC.
filed 2013-11-14
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Common Stock, $0.01 par value, outstanding on November 14, 2013 was 102,059,537.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$625,357	$218,773
Accounts receivable	299,069	353,122
Inventories	-	10,438
Short term loan receivable	145,766	140,495
Prepaid expenses and other receivables	333,527	165,932

Total current assets	1,403,719	888,760

TOTAL ASSETS	$1,403,719	$888,760

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	910,826	997,911
Accrued expenses and other payables	97,444	84,720
Unearned revenue	148,560	27,691
Short-term borrowings	64,079	63,656
Convertible note payable	165,204	168,926
Amount due to related parties	-	38,128
Total current liabilities	1,386,113	1,381,032

LONG-TERM LIABILITIES
Long-term Convertible note	31,301	31,301
	31,301	31,301

TOTAL LIABILITIES	$1,417,414	$1,412,333

SHAREHOLDERS’ EQUITY
Common stock, par value $0.01; 375,000,000 shares authorized; 100,184,308 and 78,876,021 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,001,843	788,761
Additional paid in capital	8,312,279	7,640,618
Accumulated deficits	(9,277,611)	(8,457,669)
Accumulated other comprehensive income	1,492	1,492
Less: Subscription receivable	(51,698)	(496,775)

TOTALSHAREHOLDERS’ EQUITY	(13,695)	(523,573)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,403,719	$888,760

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,			Nine months ended September 30,
	2013	2012		2013	2012
CONTINUING OPERATIONS
REVENUES	$470,279		$545,251	$1,455,059	$1,426,135

COST OF SALES	338,243		340,403	924,716	898,742

GROSS PROFIT	132,036		204,848	530,343	527,393

EXPENSES
General and administrative	612,276		410,686	1,371,957	796,727
TOTAL OPERATING EXPENSES	612,276		410,686	1,371,957	796,727

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(480,240)		(205,838)	(841,614)	(269,334)

OTHER INCOME/(EXPENSE)
Other income	3,588		1,216	8,781	6,917
Interest expense	(32,795)		(20,205)	(98,517)	(26,800)
Other expenses	(70,296)		(10,390)	(84,276)	(17,068)
TOTAL OTHER EXPENSE	(99,503)		(29,379)	(174,012)	(36,951)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(579,743)		(235,217)	(1,015,626)	(306,285)

PROVISION FOR INCOME TAXES	-		-	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(579,743)		$(235,217)	$(1,015,626)	$(306,285)

DISCONTINUED OPERATIONS
Net loss	-		(70,354)	(501,965)	(62,863)
Gain on disposal of discontinued operations	-		-	697,649	-

NET INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	$-		$(70,354)	$195,684	$(62,863)

NET INCOME/ (LOSS) FOR THE PERIOD	$(579,743)		$(305,571)	$(819,942)	$(369,148)

OTHER COMPREHENSIVE INCOME	-		-	-	-

TOTAL COMPREHENSIVE INCOME / (LOSS) FOR THE PERIOD
Arising from continuing operations	(579,743)		(235,217)	(1,015,626)	(306,285)
Arising from discontinued operations	-		(70,354)	195,684	(62,863)
	$(579,743)	$	$(305,571)	$(819,942)	$(369,148)
LOSS PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$(0.01)		$(0.00)	$(0.01)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	91,445,011		69,676,000	86,559,026	66,653,883

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2013	2012
Cash flows from operating activities
Net loss from continuing operations	$(1,015,626)	$(306,285)
Amortization of discount on Convertible Note	66,936	25,489
Accrued interest expense	31,581	1,311
Share based payments	762,363	233,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(118,241)	(72,963)
Increase in prepaid expenses and other receivables	(173,302)	(17,259)
Increase in accounts payable	211,277	400,301
Increase in unearned revenue	120,869	29,801
Increase / (Decrease) in accrued expenses and other payables	87,931	(138,139)
Net cash (used in)/provided by continuing operating activities	(26,212)	155,256
Net cash used in discontinued operating activities	(370,745)	(12,469)
Net cash (used in) / provided by operating activities	(396,957)	142,787

Cash flows from investing activities
Net cash used in continuing investing activities	-	-
Net cash used in discontinued investing activities	(1,282)	-
Net cash used in investing activities	(1,282)	-

Cash flows from financing activities
Decrease in subscription receivable	445,077	22,406
Advance from short-term borrowings	57,690	70,446
Advance to short-term loan receivable	-	(110,912)
Decrease in amount due to a related company	-	(124,195)
Issuance of convertible note	100,000	50,000
Repayment of convertible note	(125,859)	(96,897)
Net cash provided by / (used in) continuing financing activities	476,908	(189,152)
Net cash provided by / (used in) discontinued financing activities	327,915	(26,945)
Net cash provided by / (used in) financing activities	804,823	(216,097)

Net increase / (decrease) in cash and cash equivalents
Continuing operations	450,696	(33,896)
Discontinued operations	(44,112)	(39,414)
	406,584	(73,310)
Cash and cash equivalents at beginning of period
Continuing operations	174,661	228,813
Discontinued operations	44,112	76,399
	218,773	305,212
Cash and cash equivalents at end of period
Continuing operations	625,357	194,917
Discontinued operations	-	36,985
	$625,357	$231,902
Supplemental disclosure of cash flows information:
Non cash financing activities:
Conversion of debt to shares	$136,380	$248,142
Shares cancelled for disposal of an subsidiary	(54,000)	-
Issuance of shares unpaid	-	519,200

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great China Mania Holdings, Inc. (“GMEC” or the “Company”) was incorporated in Florida on July 8, 1983. In February 2011, three new subsidiaries of the Company were formed and have since maintained operations. These subsidiaries are GME Holdings Limited (“GMEH”) that specialized in artist and project management services operation, Great China Games Limited (“GCG”) that specialized in video games and accessories retail operations and Great China Media Limited (“GCM”) that specialized in magazine and related electronic content publishing operations. In June 2011, the Company formed another subsidiary, GMEC Ventures Limited (“GMEV”), a Hong Kong company, and maintained GMEV for holding future investments, if any. The Company held those subsidiaries though two wholly-owned BVI companies known as Sharp Achieve Holdings Limited (“Sharp Achieve”) and Super China Global Limited (“SCGL”).

On March 16, 2011, the Company amended its Articles of Incorporation and changed the name of the Company from “Great East Bottles & Drinks (China) Holdings, Inc.” to “Great China Mania Holdings, Inc.”

In November 2012, Sharp Achieve obtained the direct ownership of GCM and GCG by disposing the direct ownership of SCGL to GMEC. This restructuring transaction did not affect the Company’s control of all fellow subsidiaries.

On April 23, 2013, the Company disposed the entire interest in GCG to a non-affiliate shareholder in exchange for the shareholder assuming the liabilities of GCG and returning 3,000,000 shares of the Company’s common stock back to the Company.

On May 6, 2013, the Company disposed the entire interest in Sharp Achieve and GCM to Mr. Yau Wai Hung, a former CEO and director who resigned on April 30 2013, in exchange for his agreement to assume the liabilities of both Sharp Achieve and GCM.

After the above disposals, the Company only specializes in artist and project management services operations.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three and nine months ended September 30, 2013 and 2012 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong Dollar (HKD), for three and nine months ended September 30, 2013 and 2012, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2013, the results of its operations and cash flows for the three and nine months ended for September 30, 2013 and 2012.

In the opinion of management, the comparative figures for the three and nine months ended September 30, 2012 were reclassified to current presentation because the balances shown in previous filings included the discontinued operations of GCG and GCM, which were not relevant to the current operations.

NOTE 3 – DISPOSAL OF SUBSIDIARIES

On April 23, 2013, the Company disposed of its entire interest in GCG to a non-affiliate shareholder in exchange for the shareholder assuming the liabilities of GCG and returning 3,000,000 shares of the Company’s common stock back to the Company. GCG ceased to become a consolidating subsidiary of the Company on May 6, 2013, when the transaction completed. All the operating losses of GCG from January 1, 2013 to April 23, 2013 are recorded as net loss from discontinued operations.

On May 6, 2013, the Company disposed of its entire interest in Sharp Achieve and GCM to Mr. Yau Wai Hung, our former CEO and director who resigned on April 30, 2013, in exchange for his assuming the liabilities of both Sharp Achieve and GCM. GCM ceased to become a consolidating subsidiary of the Company on the same date. All the operating losses of GCM from January 1, 2013 to May 6, 2013 are recorded as net loss from discontinued operations.

By disposal of the above subsidiaries, the Company sold its video games and accessories retail operation and magazine and related electronic content publishing operation. A summary of the balance sheet and income statement of the above subsidiaries upon the date of disposal is presented as follows:
(i) Summary of balance sheet
	May 6, 2013 (Date of disposal)			December 31, 2012 (Audited)
	GCG	GCM	Total	GCG	GCM	Total
Assets
Current assets
Cash and cash equivalents	$-	$1,282	$1,282	$38,343	$5,769	$44,112
Accounts receivable	-	33,101	33,101	-	172,294	172,294
Inventory	3,643	-	3,643	3,643	6,795	10,438
Other receivables and deposit	-	-	-	436	-	436
Total current assets	3,643	34,383	38,026	42,422	184,858	227,280
Liabilities
Current liabilities
Accounts payable	-	-	-	2,325	296,037	298,362
Accrued expenses and other payables	-	681,676	681,676	2,327	74,137	76,464
Total current liabilities	-	681,676	681,676	4,652	370,174	374,826

Net assets / (liabilities)	3,643	(647,293)	(643,650)	37,770	(185,316)	(147,546)

(ii)Summary of income statement
	Nine months ended September 30, 2013			Nine months ended September 30,2012
	GCG	GCM	Total	GCG	GCM	Total
Revenue	-	15,233	15,233	584,923	1,723,087	2,308,010
Gross margin	-	1,910	1,910	43,408	602,339	645,747
Loss before provision for income taxes	(4,091)	(497,874)	(501,965)	(32,722)	(30,141)	(62,863)
Net loss after non-controlling interest	(4,091)	(497,874)	(501,965)	(32,722)	(30,141)	(62,863)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Economic and political risk

The Company’s continuing operations and discontinued operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong may influence the Company’s business, financial condition, and results of operations.

The Company’s major operations in Hong Kong are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These risks include, among others, the political, economic, and legal environment. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation.

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

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the periods ended September 30, 2013 and 2012, respectively.

(d)      Fair value of financial instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, amount due from a related company, prepaid expenses and other receivables, accounts payable, accrued expenses and other payables, receipt in advance, taxes payable and amount due to a related party.

The estimated fair value amounts have been determined by the Company using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

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

(f)     Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended September 30, 2012, there are a total of 2,192,900 shares of common stock included in the calculation of diluted weighted average number of shares outstanding. They are not included in the calculation of diluted (loss) / earnings per share because they are considered anti dilutive when computing diluted (loss) / earnings per share.

(g) Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

(i) Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollars (USD). The functional currency of the Company is in Hong Kong Dollars (HKD). Capital accounts of the consolidated financial statements are translated into USD from HKD at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the period. The translation rates are as follows:

	September 30,2013	December 31, 2012	September 30,2012

Period end HKD : USD$ exchange rate	0.1282	0.1282	0.1282
Average for the period HKD : US$ exchange rate	0.1282	0.1282	0.1282

(j)      Recent accounting pronouncements

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under US GAAP.

The new amendments will require an organization to:

•
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period.

•
Cross-reference to other disclosures currently required under US GAAP for other reclassification items (that are not required under US GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies, and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825), which has been deleted. The amendments are effective upon issuance. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
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

In July 2013, The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force). US GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except as follows. To the extent a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.
This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 5 – SHORT-TERM LOAN RECEIVABLE

As of September 30, 2013, the short-term loan to a third party is bearing interest at 6% per annum with no fixed payment terms. Interest income in conjunction with this short-term loan for the nine months ended September 30, 2013 and 2012 was $4,246 and $4,769, respectively.
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

NOTE 7 – SHORT TERM BORROWINGS

The short-term borrowings are unsecured, interest free advances from a non affiliate individual with no fixed repayment term. During the reporting period, this individual converted a portion of the short-term borrowings of $60,000 into 4,125,000 shares of Company’s common stock.
NOTE 8 – CONVERTIBLE NOTES

The convertible notes as of the balance sheet date are summarized as follows:

	September 30, 2013	December 31, 2012
Noncurrent liabilities:
Non-interest bearing convertible note	$31,301	$31,301

Current liabilities:
8% convertible note 2, net	-	68,965
8% convertible note 3, net	-	42,524
8% convertible note 4, net	-	57,437
12% convertible note 5, net (including fair value adjustment on option $ 35,333, accrued interest expense $3,000)	80,918	-
12% convertible note 6, net (including fair value adjustment on option $ 35,333, accrued interest expense $2,683, net of unamortized discount $3,730)	84,286	-
	165,204	168,926

Total convertible note outstanding	$196,505	$200,227

On June 1, 2011, the Company issued a non-interest bearing convertible note in the amount of $256,400 (“Note 1”) to a third party note holder (“Holder 1”), which matures on May 31, 2016. On September 30, 2011, the first installment of $128,200 was received. Note 1 bears a callback option exercisable by Holder 1 on the unused portion of Note 1 after 12 months from the date of Note 1. Note 1 can be converted into common stock of the Company by Holder 1 under certain conditions. A total of $96,899 was repaid by the Company upon September 30, 2013. As of September 30, 2013, Note 1 did not qualify to be converted under those conditions and is therefore not dilutive.

On February 20, 2013, the Company issued another 12% convertible note in the amount of $50,000 (“Note 5”) to another third party note holder (“Holder 3”). Note 5 will mature on November 20, 2013 and was fully received on March 4, 2013. The outstanding principal balance plus any accrued interest under Note 5 is convertible into common stock of the Company after 180 days from the date issued with a 40% discount over the convertible price upon the option of Holder 3. The conversion price is determined by the average of the lowest 3 closing bid prices out of the 10 days prior to the Conversion Date. As of September 30, 2013, fair value adjustment on options amounted to $35,333 and unamortized debt discount amount to $0. Debt discount is being amortized using an effective interest method over the life of Note 5. For the nine months ended September 30, 2013, the amortization of debt discount of $35,333 was charged to Statement of Operations. Accrued interest expense of Note 5 for the nine months ended September 30, 2013 was $3,000. On September 10, 2013, the holder of Note 5 converted $7,415 into 160,000 shares of common stock. The gross outstanding balance of Note 5 at September 30, 2013 was $80,918 after deducting the partial settlement of $7,415 by shares. As of September 30, 2013, Note 5 qualified to be converted into 2,192,900 shares of common stock under the conditions of Note 5 and is therefore dilutive.

On April 22, 2013, the Company issued another 12% convertible note in the amount of $50,000 (“Note 6”) to Holder 3. Note 6 will mature on January 22, 2014 and was fully received on June 14, 2013. The outstanding principal balance plus any accrued interest under Note 6 is convertible into common stock of the Company after 180 days from the date issued with a 40% discount over the convertible price upon the option of Holder 3. The conversion price is determined by the average prices of the 5 days prior to the Conversion Date. As of September 30, 2013, fair value adjustment on options amounted to $35,333 and unamortized debt discount amounted to $3,730. Debt discount is being amortized using effective interest method over the life of Note 6. For the nine months ended September 30, 2013, the amortization of debt discount of $31,603 was charged to the Statement of Operations. Accrued interest expense of Note 6 for the nine months ended September 30, 2013 was $2,683. As of September 30, 2013, Note 6 did not qualify to be converted under the conditions of those notes and is therefore not dilutive.

Total interest expense in connection with Note 2, Note 3 and Note 4 for the nine months ended September 30, 2013 and 2012 were $25,898 and $26,800, respectively. Total interest expenses in connection with all Convertible Notes for the nine months ended September 30, 2013 and 2012 amounted to $98,517 and $26,800, respectively.

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

On April 9, 2013 the Company converted $23,000 short-term borrowings into 2,300,000 shares of common stock of the Company.

On April 23, 2013, the Company cancelled 3,000,000 shares of common stock from a non-affiliate shareholder in exchange of disposing the entire interest of GCG.

On April 26, 2013, the Company issued to two consultants 7,000,000 shares of common stock in exchange for professional services rendered. Based on the share price of $0.0164 per share on the grant date, the fair value of these issued shares was $114,800. This non-cash compensation is recorded as a component of the Company’s share based payment expense for the nine months ended September 30, 2013.

On April 30, 2013 the Company converted $12,000 short-term borrowings into 1,200,000 shares of common stock of the Company.

On May 7, 2013, the Company issued to two consultants 1,667,000 shares of common stock in exchange for professional services rendered. Based on the share price of $0.012 per share on the grant date, the fair value of these issued shares was $20,000. This non-cash compensation is recorded as a component of the Company’s share based payment expense for the nine months ended September 30, 2013.

On June 6, 2013, the Company converted $25,000 short-term borrowings into 625,000 shares of common stock of the Company.

On June 7, 2013, the Company issued to two consultants 289,855 shares of common stock in exchange for professional services rendered. Based on the share price of $0.069 per share on the grant date, the fair value of these issued shares was $20,000. This non-cash compensation is recorded as a component of the Company’s share based payment expense for the nine months ended September 30, 2013.

On September 3, 2013, the Company issued 500,000 shares to the Company’s previous legal counsel for prior legal services rendered. Based on the share price of $0.08 per share on the grant date, the fair value of these issued shares was $40,000. Such services were recorded as a component of general and administrative expenses for the year ended December 31, 2012.

On the same day, the Company issued 694,000 shares to another consultant in exchange for professional services rendered. Based on the share price of $0.0576 per share on the grant date, the fair value of these issued shares was $40,000. This non-cash compensation is recorded as a component of the Company’s share based payment expense for the nine months ended September 30, 2013.

On September 10, 2013, the Company issued 160,000 shares of common stock to a convertible note holder for partial settlement of a convertible note totaling $7,415.

On September 17, 2013, the Company issued to a consultant 250,000 shares of common stock in exchange for professional services rendered. Based on the share price of $0.08 per share on the grant date, the fair value of these issued shares was $20,000. This non-cash compensation is recorded as a component of the Company’s share based payment expense for the nine months ended September 30, 2013.

On September 25, 2013, the Company issued to two consultants 8,000,000 shares of common stock in exchange for professional services rendered. Based on the share price of $0.0685 per share on the grant date, the fair value of these issued shares was $547,563. This non-cash compensation is recorded as a component of the Company’s share based payment expense for the nine months ended September 30, 2013.

The calculation of common stock as at September 30, 2013, and weighted average number of shares for the nine months ended September 30, 2013 is illustrated as follows:
	Number of shares	Weighted average number of shares

Issued and outstanding as of January 1, 2013	78,876,021	78,876,021
Issuance of share on January 2, 2013 for debt conversion	684,932	682,423
Issuance of share on January 14, 2013 for debt conversion	625,000	595,238
Issuance of share on January 18, 2013 for debt conversion	312,500	293,040
Issuance of shares on April 9, 2013 for debt conversion	2,300,000	1,474,359
Forfeiture of shares on April 23, 2013 for disposal of GCG	(3,000,000)	(1,769,231)
Share based payment made on April 26, 2012	7,000,000	4,128,205
Issuance of shares on April 30, 2013 for debt conversion	1,200,000	676,923
Share based payment made on May 7, 2013	1,667,000	897,615
Issuance of shares on June 6, 2013 for debt conversion	625,000	267,857
Share based payment made on June 7, 2013	289,855	123,162
Share based payment made on September 3, 2013	1,194,000	122,461
Issuance of share on September 10, 2013 for debt conversion	160,000	12,308
Share based payment made on September 17, 2013	250,000	12,821
Share based payment made on September 25, 2013	8,000,000	175,824

Issued and outstanding as of September 30, 2013	100,184,308	86,569,026

On April 22, 2013, the Company granted to a convertible holder a warrant to purchase a total of 500,000 of our common stock at a price of $0.10 per share within two years from the date of issuance. In the opinion of directors, the assessed value of the warrant was insignificant to the continuing operations for the nine months ended September 30, 2013. This warrant was not included in the computation of diluted earnings per share because the warrant was anti-dilutive.

NOTE 10 – INTEREST EXPENSES

Interest expenses for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	2013	2012

Amortization on discount of convertible note	$66,936	$25,489
Accrued interest on convertible note	31,581	1,311
Total	$98,517	$26,800

NOTE 11 – CONTINGENCIES AND COMMITMENTS

At September 30, 2013, the expected annual lease payments under the Company and its subsidiaries’ operating leases are as follows:

For the year ended December 31,
2013	20,847
2014	48,643
Total	69,490

NOTE 12 –SUBSEQUENT EVENTS

On October 1, 2013, the Company issued a total of 1,075,399 shares common stock for partial settlement of a convertible note totaling $42,585.

On October 15, 2013, the Company proposed a one-for-twenty (1:20) reverse stock split of the Company’s common stock as disclosed on our Definitive Form 14A filed with the Securities and Exchange Commission on the same day. The Company has mailed proxies soliciting the votes of the Company’s shareholders and will announce the results after November 25, 2013.

On October 20, 2013, the Company entered into a settlement agreement wherein it agreed to fully settle the civil lawsuit brought by CMF Investments, Inc. in New York.  The Company agreed to pay $65,000 within 60 days of the date of the agreement.

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

Except as otherwise indicated by the context, references in this Form 10-K to “we”, “us”, “our”, “the Registrant”, “our Company” or “the Company” are to Great China Mania Holdings, Inc., a Florida corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar”, “$” and “USD” are to United States dollars; (iv) “HKD” are to the Hong Kong Dollar; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to US GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

4. Collectability is reasonably assured.

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

Results of Continuing Operations – Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2012.

The following table summarizes the results of our continuing operations during the three-month period ended September 30, 2013 and 2012, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended September 30, 2012 to the three-month period ended September 30, 2013.

	Three months ended September 30,
	2013	2012	Increase / (decrease)	% Change
Revenue	$470,279	$545,251	$(74,972)	(13.75%)
Cost of sales	338,243	340,403	(2,160)	(0.63%)
Gross profit	132,036	204,848	(72,812)	(35.54%)
General & administrative	612,276	410,686	201,590	49.09%
Loss from operations	(480,240)	(205,838)	(274,402)	(133.31%)
Other expense	(99,503)	(29,379)	(70,124)	(238.69%)
Income tax expenses	-	-	-	N/A
Net loss from continuing Operations	$(579,743)	$(235,217)	$(344,526)	(146.47%)

Revenues

Revenues decreased by $74,972 to $470,279 for the three months ended September 30, 2013 as compared to $545,251 for the same period in 2012, representing a 13.75% decrease. The decrease in revenue was mainly due to the decrease in volume of artists’ performance in China.

Cost of sales

Cost of sales decreased by $2,160 to $338,243 for the three months ended September 30, 2013, as compared to $340,403 for the same period in 2012, representing a 0.63% decrease. The decreases were mainly due to the decrease of other direct cost by $37,137 in aggregate offset by the increase of artist fee by $14,740 and agency fee by $20,237.

Gross margin

Gross margin decreased by $72,812 to $132,036 for the three months ended September 30, 2013 as compared to $204,484 for the same period in 2012, representing a 35.54% decrease. The decrease was mainly due to 1) the decrease of the revenue by $74,972, 2) the increase of artist fees by $14,740 and 3) agency fees by $20,237, offset by the decrease of other direct costs by $37,137 in aggregate in the same period.

General and administrative

The following table summarizes general and administrative expenses during the three-month period ended September 30, 2013 and 2012, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended September 30, 2012 to the three-month period ended September 30, 2013.

	Three months ended September 30,
	2013	2012	Increase (decrease)	% Change

Payroll cost	111,070	102,300	8,770	8.57%
Rental expenses	30,843	37,101	(6,258)	(16.87%)
Legal and professional fee	459,122	252,280	206,842	81.99%
Entertainment	4,568	5,640	(1,072)	(19.01%)
Miscellaneous	6,673	13,365	(6,692)	(50.07%)
	612,276	410,686	201,590	49.09%

Payroll cost increased by $8,770 to $111,070 for the three months ended September 30, 2013 as compared to $102,300 for the same period in 2012, representing a 8.57% increase. The increase was mainly due to the increase of the number of staff during the period.

Rental expenses decreased by $6,258 to $30,843 for the three months ended September 30, 2013, as compared to $37,101 for the same period in 2012, representing a 16.87% decrease. The decrease was mainly due to rent saved by the closure of the Beijing office in September 2012.

Legal and professional fee increased by $206,842 to $459,122 for the three months ended September 30, 2013, as compared to $252,280 for the same period in 2012, representing a 81.99% increase. The increase was mainly due to a business development consultation fee $356,368, offset by the decrease of 1) press releasing expenses by $140,000, 2) legal consultation fee by $8,550, and 3) legal related disbursement by $976.

Miscellaneous expenses decreased by $6,692 to $6,673 for the three months ended September 30, 2013, as compared to $13,365 for the same period in 2012, representing a 50.07% decrease. The decrease was mainly due to the decrease of 1) traveling expenses by $4,783 and 2) maintenance expenses by $2,099 offset the increase of other expenses of $190 in aggregate.

Net loss from continuing operations

Net loss from continuing operations increased by $344,526 to a net loss of $579,743 for the three months ended September 30, 2013 as compared to $235,217 for the same period in 2012.

Results of Discontinued Operations –Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2012.

The following table summarizes the results of discontinued operations for the three-month period ended September 30, 2013 and 2012, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2012 to the three-month period ended September 30, 2013.

	For three months ended September 30,
	2013	2012	Increase (decrease)	% Change
Revenue
GCM	$-	$488,422	$(488,422)	(100.00%)
GCG	-	53,874	(53,874)	(100.00%)
	-	542,296	(542,296)	(100.00%)
Cost of sales
GCM	-	348,242	(348,242)	(100.00%)
GCG	-	46,244	(46,244)	(100.00%)
	-	394,486	(394,486)	(100.00%)
Gross (loss) / profit
GCM	-	140,180	(140,180)	(100.00%)
GCG	-	7,630	(7,630)	(100.00%)
	-	147,810	(147,810)	(100.00%)
General & administrative	-	215,261	(215,261)	(100.00%)
Loss from operations	-	(67,451)	(67,451)	(100.00%)
Other expense	-	(2,903)	(2,903)	(100.00%)
Income tax expenses	-	-	-	N/A

Net loss from discontinued operations
GCM	-	(61,169)	(61,169)	(100.00%)
GCG	-	(9,185)	(9,185)	(100.00%)
	$-	$(70,354)	$(70,354)	(100.00%)

Revenue

Revenue decreased by $542,296 to $0 for the three months ended September 30, 2013, as compared to $542,296 for the same period in 2012, representing a 100.00% decrease. The decreases were mainly due to decreases in revenue from both GCM and GCG operations.

Sales revenue of GCM decreased by $488,422 to $0 for the three months ended September 30, 2013, as compared to $488,422 for the same period in 2012, representing a 100.00% decrease. The decrease in revenue was mainly due to the fact that GCM was disposed of on May 6 2013 and therefore received no revenue in the third quarter ended September 30, 2013, as compared to the three months figure in the same quarter of 2012.

Sales revenue of GCG decreased by $53,874 to $0 for the three months ended September 30, 2013, as compared to $53,874 for the same period in 2012, representing a 100.00% decrease. The decrease in revenue was mainly due to the closure of another retail shop in January 2013. GCG was disposed of on April 23, 2013.

Cost of sales

Cost of sales decreased by $394,486 to $0 for the three months ended September 30, 2013, as compared to $394,486 for the same period in 2012, representing a 100.00% decrease. The decreases were mainly due to decreases in cost of sales from both GCM and GCG operations.

Cost of sales of GCM decreased by $348,242 to $0 for the three months ended September 30, 2013, as compared to $348,242 for the same period in 2012, representing a 100.00% decrease. The decrease was mainly due to the fact that GCM was disposed of on May 6 2013 and therefore contributed to only a one month cost of sales in the third quarter ended September 30, 2013, as compared to the three months figure in the same quarter of 2012.

Cost of sales of GCG decreased by $46,244 to $0 for the three months ended September 30 2013, as compared to $46,244 for the same period in 2012, representing a 100.00% decrease. The decrease was mainly due to the closure of another retail shops in January 2013. GCG was disposed of on April 23, 2013.

Gross margin

Gross margin decreased by $147,810 to $0 for the three months ended September 30, 2013, as compared to a profit of $147,810 for the same period in 2012, representing a 100.00% decrease. The decreases were mainly due to decreases in gross margin from both GCM and GCG operations.

Gross margin of GCM decreased by $140,180 to $0 for the three months ended September 30, 2013, as compared to a profit of $140,180 for the same period in 2012, representing a 100.00% decrease. The decrease was mainly due to the fact that GCM was disposed of on May 6 2013 and therefore contributed to no gross margin in third quarter ended September 30, 2013 as compared to the three months figure in the same quarter of 2012.

Gross margin of GCG decreased by $7,630 to $0 for three months ended September 30 2013, as compared to $7,630 for the same period in 2012, representing a 100.00% decrease. The decrease was mainly due to the closure of another retail shops in January 2013. GCG was disposed of on April 23, 2013.

General and administrative

The following table summarizes general and administrative expenses during the three months ended September 30, 2013 and 2012, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended September 30, 2012 to the three-month period ended September 30, 2013.
	For three months ended September 30,
	2013	2012	Increase / (decrease)	% Change

Payroll cost	-	173,125	(173,125)	(100.00%)
Rental expenses	-	25,383	(25,383)	(100.00%)
Miscellaneous	-	16,753	(16,753)	(100.00%)
	-	215,261	(215,261)	(100.00%)

Payroll cost decreased by $173,125 to $0 for the three months ended September 30, 2013, as compared to $173,125 for the same period in 2012, representing a 100.00% decrease. The decrease was mainly due to the fact that GCG and GCM was disposed of on April 23, 2013 and May 6, 2013 separately, and therefore there was no payroll cost in third quarter ended September 30, 2013 as compared to the three months figure in the same quarter of 2012.

Rental expenses decreased by $25,383 to $0 for the three months ended September 30, 2013, as compared to $25,383 for the same period in 2012, representing a 100.00% decrease. The decrease was mainly due to the fact that GCG and GCM were disposed of on April 23, 2013 and May 6, 2013 separately, and therefore there was no rent incurred in third quarter ended September 30, 2013 as compared to the three months figure in the same quarter of 2012.

Miscellaneous expenses decreased by $16,753 to $0 for the three months ended September 30 2013, as compared to $16,753 for the same period in 2012, representing a 100.00% decrease. The decrease was mainly due to the fact that GCG and GCM were disposed of on April 23, 2013 and May 6, 2013 separately, and therefore there was no miscellaneous expense in third quarter ended September 30, 2013 as compared to the three months figure in the same quarter of 2012.

Net loss from discontinued operations

Net loss from discontinued operations decreased by $70,354 to $0 for the three months ended September 30, 2013 as compared to $70,354 for the same period in 2012.

Results of Continuing Operations – Nine months Ended September 30, 2013 as Compared to Nine months Ended September 30, 2012.

The following table summarizes the results of our continuing operations during the nine-month period ended September 30, 2013 and 2012, and provides information regarding the dollar and percentage increase / (decrease) from the nine-month period ended September 30, 2012 to the nine-month period ended September 30, 2013.

	Nine months ended September 30,
	2013	2012	Increase (decrease)	% Change

Revenue	$1,455,059	$1,426,135	$28,924	2.03%
Cost of sales	924,716	898,742	25,974	2.89%
Gross profit	530,343	527,393	2,950	0.56%
General & administrative	1,371,957	796,727	575,230	72.20%
Loss from operations	(841,614)	(269,334)	(572,280)	(212.48%)
Other income (expense)	(174,012)	(36,951)	(137,061)	(370.93%)
Provision for taxation	-	-	-	N/A
Net income/(loss) from continuing operations	$(1,015,626)	$(306,285)	$(709,341)	(231.60%)

Revenues

Revenues increased by $28,924 to $1,455,059 for the nine months ended September 30, 2013, as compared to $1,426,135 for the same period in 2012. The increase of revenue was mainly due to increase of income $103,896 generated from new artists’ performance that joined the company in 2013 during January and June 2013; offset by the decrease of income totaling $74,972 generated from the artists’ performance in China during July and September 2013.

Cost of sales

Cost of sales increased by $25,974 to $924,716 for the nine months ended September 30, 2013, as compared to $898,742 for the same period in 2012. The increase of cost of sales was mainly due to the increase of artist fees and agency fees by $15,137 and $18,705 separately; offset by the decrease of other direct cost by $7,868 in aggregate.

Gross margin

Gross margin increased by $2,950 to $530,343 for the nine months ended September 30, 2013, as compared to $527,393 for the same period in 2012. The increase of gross margin was mainly due to 1) the increase of revenue by $28,924, and 2) other direct costs by $7,868 in aggregate; offset by the increase of 3) artist fees by $15,137 and 4) agency fees by $18,705 in the same period.

General and administrative

The following table summarizes general and administrative expenses during the nine-month period ended September 30, 2013 and 2012, and provides information regarding the dollar and percentage increase /

(decrease) from the nine-month period ended September 30, 2012 to the nine-month period ended September 30, 2013.

	Nine months ended September 30,
	2013	2012	Increase (decrease)	% Change

Payroll cost	357,497	364,999	(7,502)	(2.06%)
Rental expenses	89,867	109,821	(19,954)	(18.17%)
Legal and professional fee	875,861	270,245	605,616	224.10%
Entertainment	18,582	10,352	8,230	79.50%
Miscellaneous	30,150	41,310	(11,160)	(27.02%)
	1,371,957	796,727	575,230	72.20%

Payroll cost decreased by $7,502 to $357,497 for the nine months ended September 30, 2013, as compared to $364,999 for the same period in 2012, representing a 2.06% decrease. The payroll cost remains stable between both periods.

Rental expenses decreased by $19,954 to $89,867 for nine months ended September 30, 2013, as compared to $109,821 for the same period in 2012, representing a 18.17% decrease. The decrease was mainly due to rent saved by the closure of Beijing office in September 2012.

Legal and professional fee increased by $605,616 to $875,861 for the nine months ended September 30, 2013, as compared to $270,245 for the same period in 2012, representing a 224.10% increase. The increase was mainly due to an increase of 1) business development consultation fee by $662,368 2) audit related expenses by $ 17,369 and 3) transfer agency expenses by $1,059; offset by a decrease of 4) press releasing expenses by $70,752, 5) EDGAR filing disbursement by $2,428, and 6) legal consultation fees by $2,000.

Miscellaneous expenses decreased by $11,160 to $30,150 for the nine months ended September 30, 2013, as compared to $41,310 for the same period in 2012, representing a 27.02% decrease. The decrease was mainly due to the decrease of 1) traveling expenses totaling $8,354 and 2) maintenance expenses totaling $3,096 offset the increase of other expenses of $290 in aggregate .

Net loss from continuing operations

Net loss from continuing operations decreased by $709,341 to a net loss of $1,015,626 for the nine months ended September 30, 2013, as compared to $306,285 for the same period in 2012.

Liquidity and Capital Resources

Cash

Our cash balance as of September 30, 2013 was $625,357 representing an increase of $430,440, as compared to $194,917 as of September 30, 2012. The increase of cash was mainly due to the net cash inflows between January and September 2013 of $450,696; offset by the net cash outflow between October and December 2012 $20,256 in aggregate.

Cash flow

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2013 amounted to $26,212 compared to net cash provided by operating activities of $155,256 in the same period of 2012.

Financing Activities

Net cash used in operating activities for the nine months ended September 30, 2013 amounted to $26,212, compared to net cash provided by operating activities of $155,256 in the same period of 2012.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 amounted to $476,908, compared to net cash used in financing activities of $189,152 in the same period of 2012.

Working capital

Our current net assets increased by $444,769 to $82,606 as of September 30, 2013, from net current liabilities of $362,163 as of September 30, 2012.

As of September 30, 2013, we may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. We intend to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.
Results of Discontinued Operations – Nine months Ended September 30, 2013 as Compared to Nine months Ended September 30, 2012

The following table summarizes the results of our discontinued operations for the nine months ended September 30 2013 and 2012, and provides information regarding the dollar and percentage increase / (decrease) from the nine-month period ended September 30, 2012 to the nine-month period ended September 30, 2013.

	For nine months ended September 30,
	2013	2012	Increase (decrease)	% Change

Revenue
GCM	$15,233	$1,723,087	$(1,707,854)	(99.12%)
GCG	-	584,923	(584,923)	(100.00%)
	15,233	2,308,010	(2,292,777)	(99.34%)
Cost of sales
GCM	13,323	1,120,748	(1,107,425)	(98.81%)
GCG	-	541,515	(541,515)	(100.00%)
	13,323	1,662,263	(1,648,940)	(99.20%)
Gross profit
GCM	1,910	602,339	(600,429)	(99.68%)
GCG	-	43,408	(43,408)	(100.00%)
	1,910	645,747	(643,837)	(99.70%)
General & administrative	501,571	706,229	(204,658)	(28.98%)
Loss from operations	(499,661)	(60,482)	(439,179)	(726.13%)
Other expense	(2,304)	(2,381)	(77)	(3.23%)
Provision for taxation		-	-	N/A

Net (loss) / income from discontinued operations

GCM	$(497,874)	$(30,141)	$(467,733)	(1,551.82%)
GCG	(4,091)	(32,722)	28,631	87.50%
	$(501,965)	$(62,863)	$(439,102)	(698.51%)

Revenue

Revenue decreased by $2,292,777 to $15,233 for the nine months ended September 30, 2013, as compared to $2,308,010 for the nine months ended September 30, 2012. The decreases were mainly due to the decreases in revenue from both GCM and GCG operations.

Sales revenue of GCM decreased by $1,707,854 to $15,233 for the nine months ended September 30, 2013, as compared to $1,723,087 for the same period in 2012, representing a 99.12% decrease. The decrease in revenue was mainly due to the fact that GCM was disposed of on May 6 2013 and therefore there were only four months of revenue in the nine months ended September 30, 2013 as compared to the nine months figure in the same quarter of 2012.

Sales revenue of GCG decreased by $584,923 to $0 for the nine months ended September 30, 2013, as compared to $584,923 for the same period in 2012, representing a 100.00% decrease. The decrease in revenue was mainly due to the closure of another retail shop in January 2013. GCG was disposed of on April 23, 2013.

Cost of sales

Cost of sales decreased by $1,648,940 to $13,323 for the nine months ended September 30, 2013, as compared to $1,662,263 for the same period in 2012. The decreases were mainly due to decreases in cost of sales from both GCM, and GCG operations.

Cost of sales of GCM decreased by $1,107,425 to $13,323 for the nine months ended September 30, 2013, as compared to $1,120,748 for the nine months ended September 30, 2012, representing a 98.81% decrease. The decrease was mainly due to the fact that GCM was disposed of on May 6 2013 and therefore there were only four months worth of cost of sales in the nine months ended September 30, 2013 as compared to the nine months figure in the same quarter of 2012.

Cost of sales of GCG decreased by $541,515 to $0 for nine months ended September 30, 2013, as compared to $541,515 in the nine months ended June 30 of 2012, representing a 100.00% decrease. The decrease in revenue was mainly due to the closure of another retail shop in January 2013. GCG was disposed of on April 23, 2013.

Gross margin

Gross margin decreased by $643,837 to $1,910 for the nine months ended September 30, 2013, as compared to $645,747 for the nine months ended September 30, 2012. The decreases were mainly due to decreases of gross margin from both GCM and GCG operations.

Gross margin of GCM decreased by $600,429 to $1,910 for nine months ended September 30 2013, as compared to $602,339 for the same period in 2012, representing a 99.68% decrease. The decrease was mainly due to the fact that GCM was disposed of on May 6 2013, and therefore only contributed four months of revenue in the nine months ended September 30, 2013, as compared to the six months figure in the same quarter of 2012.

Gross margin of GCG decreased by $43,408 to $0 for nine months ended September 30,, 2013, as compared to $43,408 for the same period in 2012, representing a 100.00% decrease. The decrease in margin was mainly due to the closure of another retail shop in January 2013. GCG was disposed of on April 23, 2013.

General and administrative

The following table summarizes general and administrative expenses for the nine months ended September 30 2013 and 2012 and provides information regarding the dollar and percentage increase / (decrease) from the nine-month period ended September 30, 2012 to the nine-month period ended September 30 2013.

	For nine months ended September 30,
	2013	2012	Increase / (decrease)	% Change

Payroll cost	463,001	554,497	(91,496)	(16.50%)
Rental expenses	25,640	101,698	(76,058)	(74.79%)
Legal and professional fee	212	308	(96)	(31.17%)
Entertainment	543	798	(255)	(31.95%)
Miscellaneous	12,175	48,928	(36,753)	(75.12%)
	501,571	706,229	(204,658)	(28.98%)

Payroll cost decreased by $91,496 to $463,001 for the nine months ended September 30, 2013, as compared to $554,497 for the same period in 2012, representing a 16.50% decrease. The decrease was mainly due to the redundancy payment of $273,285 incurred by GCM on April 2012; offset by the payroll cost saved of $364,781, because GCG and GCM were disposed of on April 23, 2013 and May 6 2013 separately, and therefore contributed to only approximately four months of revenue in the nine months ended September 30, 2013, as compared to the nine months figure in the same period of 2012.

Rental expenses decreased by $76,058 to $25,640 for the nine months ended September 30 2013, as compared to $101,698 for the same period in 2012, representing a 74.79% decrease. The decrease was mainly due to 1) the rent saved of $32,050 due to the disposal of GCM on May 6, 2013, and therefore there was only approximately four months of revenue in the nine months ended September 30, 2013, as compared to 9 months figure in the same period of 2012, and 2)the rent saved of $44,008 for the closure of two GCG retail shops in May 2012 and January 2013 separately. GCG was disposed of on April 23, 2013.

Miscellaneous expenses decreased by $36,753 to $12,175 for the nine months ended September 30 2013, as compared to $48,928 for the same period in 2012, representing a 75.12% decrease. The decrease was mainly due to the increase of bad debts of $2,692; offset by the decrease of other expenses of $39,445 in aggregate because of the disposal of GCM and GCG on April 23 2013 and May 6 2013 separately, and therefore there was only approximately four months of miscellaneous expenses for the nine months ended September 30, 2013, as compared to the nine months figure in the same period of 2012.

Net loss from discontinued operations

Net loss from discontinued operations decreased by $439,102 to $501,965 for the for the nine months ended September 30 2013, as compared to $62,863 for the same period in 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements

Inflation

Inflation does not have a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the nine months ended September 30, 2013 were denominated in HKD and were converted into US dollars at the exchange rate of 7.8 to 1. There can be no assurance that HKD-to-US dollar exchange rates will remain stable. A devaluation of HKD relative to the US dollar would adversely affect our business, consolidated financial condition, and results of operations. We do not engage in currency hedging.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, and our Principal Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in our internal control over financial reporting as of September 30, 2013:

1.
Insufficient accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of September 30, 2013.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Principal Accounting Officer have indicated that there were significant changes in our internal controls, or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were such control actions with regard to significant deficiencies and material weaknesses. We have performed, among others, the following actions:

•	additional training of our accounting personnel by our independent accountants of the proper format and compilation of data for US GAAP financial statements; and
•	additional coordination with our local accountants and auditors to strengthen our controls in an attempt to supplement the additional training of our employees.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

To the knowledge of our management, there is no litigation currently pending or contemplated against u any of our officers or directors in their capacity as such except the following:

On October 20, 2013, the Company entered into a settlement agreement wherein it agreed to fully settle the civil lawsuit brought by CMF Investments, Inc. in New York.  The Company agreed to pay $65,000 within 60 days of the date of agreement.

ITEM 1A. RISK FACTORS.

No material change since the filing of the 10-K on March 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 6, 2013, the Company issued 625,000 shares to a consultant in exchange for professional services rendered.

On June 7, 2013, the Company issued 289,855 shares to a consultant in exchange for services rendered.

On September 3, 2013, the Company issued 500,000 shares to the Company’s previous legal counsel for prior legal services rendered. On the same day, the Company issued 694,000 shares to another consultant in exchange for professional services rendered.

On September 10, the Company issued 160,000 shares to an investor in partial settlement of an outstanding convertible note.

On September 26, 2013, the Company issued a total of 8,000,000 shares to two consultants of the Company in exchange for professional services.

On October 1, 2013, the Company also issued 500,000 shares of common stock to legal counsel for legal services rendered.

On October 2, 2013, the Company issued a total of 1,075,379 shares common stock to an investor in full settlement of a convertible note totaling $42,586.

On October 12, the Company issued 299,850 shares of common stock to a consultant for services rendered.

All shares stated above were issued in reliance upon Rule 701 under the Securities Act and/or Section 4(2) of the Securities Act.

On October 15, 2013, the Company proposed a one-for-twenty (1:20) reverse stock split of the Company’s common stock as disclosed on our Definitive Form 14A filed with the Securities and Exchange Commission on the same day.  The Company has mailed proxies soliciting the votes of the Company’s shareholders and will announce the results after November 25, 2013.

Issuer Purchases of Equity Securities

On April 23, 2013, the Company disposed GCG to a non-affiliate shareholder in exchange of returning 3,000,000 shares of the Company common stock back to the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED].

ITEM 5.  OTHER INFORMATION.

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

Date: November 14, 2013

By:           /S/ Kwong Kwan Yin Roy
Kwong Kwan Yin Roy
Chief Financial Officer

Date: November 14, 2013