Form 10-K
period 2013-12-31
GREAT CHINA MANIA HOLDINGS, INC.
filed 2014-04-14
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Registrant’s telephone number, including area code: 852-3543-1208

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
 Yes ☐  No  ☒

The aggregate market value of the registrant's voting stock held by non-affiliates (2,725,028 shares) of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the per share closing price of $1.12 on June 28, 2013 was approximately $3,052,031.

As of April 11, 2014 there were 25,695,742 shares of the issuer’s common stock outstanding.

Documents incorporated by reference: None

In this report, unless the context indicates otherwise, the terms  “Company,” “we,” “us,” and “our” refer to Great China Mania Holdings, Inc., a Florida corporation, and its wholly-owned subsidiaries for the period ending December 31, 2013.

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

Item 1.  Business

 Introduction

The Great China Mania Holdings, Inc. (“GMEC or the “Company”) was incorporated in Florida on July, 1983. In February, 2011, three new subsidiaries of GMEC were formed in Hong Kong. These subsidiaries are Great China Media limited (“GCM”), Great China Game Limited (“GCG”), and GME Holdings Limited (“GMEH”) (which operates an artist and artist management business). In June 2011, a new subsidiary GMEC Ventures Limited (“GMEV”), a Hong Kong company, was formed and maintained for holding future investments.

Due to the change of business strategy and focus, GMEC sold the assets and operations of GCG and GCM on April 23, 2013 and May 6, 2013, respectively. GMEC has since focused on developing and maintaining the business of entertainment, artist management, movie productions, movie acquisitions and movie distributions in order to capture the growing business opportunities in Hong Kong, China and the Asia-Pacific region. In January, 2014, GMEC formed a subsidiary, GME Distribution Workshop Limited (“GMED”), to manage and maintain the movie-related businesses in Asia.

Current Corporate Structure

As of the date of this filing, the corporate structure is as follows:

The Company owns one wholly owned subsidiary named Super China Global Limited (BVI). Super China Global Limited (BVI) has four subsidiaries: 1) GMEH, which was incorporated on February 18, 2011; 2) GMEV, which was incorporated on June 1, 2011, 3) Number 5 Asia Management Limited (“#5”), which was incorporated on December 30, 2013 and 4) GMED, which was incorporated on January 24, 2014.

General Description of Current Business

GMEC is an artist management and entertainment company headquartered in Hong Kong with talents located all over the Asia. GMEC’s major businesses include artist management, event management, movie productions, movie distributions, movie acquisitions, music publishing, TV series productions, show businesses and merchandising licensing. GMEC has built a trusted brand in the entertainment industry that creates high-quality commercial entertainments. GMEC’s businesses are spread all over Hong Kong, China and Asia-Pacific countries. GMEC has appointed sales representatives in Beijing (China), Guangzhou (China) and Malaysia to expand and manage the businesses coverage.

GMEC consists of two main business segments: 1) GMEH, an artist management company and 2) GMED, a movie production, distribution and acquisition company. Since 2013, GMEC has participated in movie production and distribution for the action movie named “Kick Ass Girls”. In order to manage the movie business efficiently and effectively, GMEC established a new business unit, GMED, to focus on the operations of movie-related businesses. On January 14, 2014, to synergize with and leverage on GMEC’s existing businesses, GMEC entered into an agreement with C&M Film Workshop Limited (“C&M”). According to the agreement, GMEC acquired from C&M all of its overseas distribution agreements giving GMEC rights to distribute those movies overseas. To maintain the continuous growth of the movie business, GMEC has also engaged Mr. Charlie Wong, one of the most famous movie producers and distributors in Hong Kong, to head the new business unit over the next 5 years.

To capture the growing opportunities of artist management and movie businesses in the region, GMEC has positioned GMEH and GMED as its main business segments.

Products and services

GMEH

GMEH currently manages 18 female artists and 7 male artists in Hong Kong, China, Malaysia and Australia.

The profiles of the artists GMEH currently manages:

Female:

1.	Chrissie Chau
http://www.gmegroup.com.hk/index.php/talents/artist/chrissie
Chrissie Chau is a Chinese actress and celebrity model from Hong Kong. Chau achieved widespread fame after the release of her portrait albums in 2009 and 2010. Her film career began after her starring in the horror film Womb Ghosts (2009); Chau starred in more than 20 movie productions in Hong Kong, Taiwan and Malaysia. She is also the spokesperson of numerous brands such as Bossini, KFC (Hong Kong) and Shu Uemura.

2.	Jeana Ho
http://www.gmegroup.com.hk/index.php/talents/artist/jeana
Jeana Ho is a Chinese actress and celebrity model from Hong Kong. She has starred in more than 10 movies in Hong Kong and Malaysia. She has participated in numerous commercial advertisements for brands such as Coca-Cola, Sony and Samsung mobile.

3.	Mia Chan	http://www.gmegroup.com.hk/index.php/talents/artist/mia
4.	Cheuk Wan Chi
http://www.gmegroup.com.hk/index.php/talents/artist/g
Cheuk Wan Chi is a creative artist who has participated in various positions in the entertainment industry such as movie director, actress, stand-up comedian and radio disc jockey.

5.	Dada Lo	http://www.gmegroup.com.hk/index.php/talents/artist/dada
6.	Hidy Yu	http://www.gmegroup.com.hk/index.php/talents/artist/hidy
7.	Coco Yuen	http://www.gmegroup.com.hk/index.php/talents/artist/coco
8.	Waye	http://www.gmegroup.com.hk/index.php/talents/artist/waye
9.	Kabby Hui	http://www.gmegroup.com.hk/index.php/talents/artist/kabby
10.	Suki Wong	http://www.gmegroup.com.hk/index.php/talents/artist/suki
11.	Anna Kay	http://www.gmegroup.com.hk/index.php/talents/artist/anna-kay
12.	Hailey C	http://www.gmegroup.com.hk/index.php/talents/artist/hailey
13.	Emily Lim	http://www.gmegroup.com.hk/index.php/talents/artist/emily
14.	Bao	http://www.gmegroup.com.hk/index.php/talents/artist/bao
15. 16.	Chris Tong Lok Yan Ming	http://www.gmegroup.com.hk/index.php/talents/artist/chris
17.	Lok Yan Wa
18.	Cathryn Lee	She is a gifted pianist and is one of Li Yundi’s (a World class classical pianist) favorite students. In 2014, she became GMEH’s artist.
Male:

1.	Alex To	http://en.wikipedia.org/wiki/Alex_to

Alex To is a Hong Kong and Taiwan based singer and actor. He is the winner of the 4th annual New Talent Singing Awards in 1985. He has released numerous albums throughout his career and mainly has R&B influenced songs

2.	Dominic Ho	http://www.gmegroup.com.hk/index.php/talents/artist/dominic
3.	La Ying	http://www.gmegroup.com.hk/index.php/talents/artist/la-ying
4.	KitJ	http://www.gmegroup.com.hk/index.php/talents/artist/kit-j
5.	Ben Yeung	http://www.gmegroup.com.hk/index.php/talents/artist/ben
6. 7.	King Chiu Frank Fan
http://www.gmegroup.com.hk/index.php/talents/artist/king
http://zh.wikipedia.org/zh-hk/%E8%8C%83%E6%A4%8D%E5%81%89
Frank Fan is a Taiwanese actor and artist which has participated in numerous movies and TV-series. He won the best actor award in the 24th Festival des 3 Continents.

During 2013, GMEH has arranged its artists to participate in the following activities for revenue generations:

1.
Movie participations
GMEH’s artists are involved in a variety of major movie projects all over the Asia-Pacific area. One of the GMEH’s missions is to discover and train new generation of actors and actresses.

‘Kick Ass Girls’ By Chrissie Chau, Cheuk Wan Chi, Hidy Yu and Dada Lo http://goo.gl/txyPAe
'Journey to The West ' by Chrissie Chau http://goo.gl/BQ5qm
‘Mr. & Mrs. Player’ by Chrissie Chau http://goo.gl/Ym7HPl
‘Lan Kwai Fong 3’ by Jeana Ho http://goo.gl/NiWg4N
‘May We Chat’ by Kabby Hui http://goo.gl/irlrkv

2.	TV series participations
'X-Girls' By Chrissie Chau http://goo.gl/r09LPo

3.
Music and record productions
GMEC has set up music division for music projects. GMEC has gathered creative solo singers and groups from Hong Kong and China, GMEC aims to introduce fresh elements to the local music industry.

MV ‘Dream” Lok Yan Ming and Lok Yan Wa @SiS http://goo.gl/3g14XH
Live concerts in Hong Kong by Alex To (August 2014)
World Tour live concerts by Alex To (1st & 2nd quarter 2015)

4.	Promotional events for brands and institutional customers GMEH has accumulated rich experience in hosting and producing concerts and live shows.
The Chippendales Asia Tour HK 2013 http://goo.gl/nJH7cK
Opening Ceremony of Kowloon Watch Co. at i-Square by Chrissie Chau http://goo.gl/cfo5Lq
Hong Kong Jockey Club Racing Specialist by Chrissie Chau http://goo.gl/lEWNs2
San Miguel Light Beer Promotion event by Chrissie Chau http://goo.gl/GrU8cH
San Miguel Light Beer Promotion event by Jeana Ho and Mia Chan http://goo.gl/K3fuvd
Comedy show ‘One night Stand’ by Cheuk Wan Chi http://goo.gl/yuIf7m
5.
Spokesperson
Chrissie Chau was chosen as the spokesperson of Hong Kong's largest electronics retailers 'Citylink' http://goo.gl/oNYnL
Chrissie Chau was chosen as the spokesperson of a giant brand of women’s underwear and consumer goods ‘LA MIU’ in China http://goo.gl/78fmC
Chrissie Chau was chosen as the sole spokesperson of Kentucky Fried Chicken ("KFC") and its signature "Japanese Burger" in Hong Kong http://goo.gl/nzNzBE
Cheuk Wan Chi was chosen as the spokesperson of an famous energy drink ‘Shark’ in Hong Kong http://goo.gl/tOjiZO

6.	Artist – related merchandising
A crossover series of women’s underwear named as “Chrissie Series” by Chrissie Chau and famous women’s underwear brand LA MIU was launched http://www.lamiu.com/article_847.html

GMED

Movie Production

It is the process of making a film. Filmmaking involves a number of discrete stages including an initial story, idea, or commission, through scriptwriting, casting, shooting, editing, and screening the finished product before an audience that may result in a film release and exhibition.

Movie Distribution

It is the process through which a movie is made available to watch for an audience by a film distributor. This task may be accomplished locally and overseas in a variety of ways; for example, with a theatrical release, a home entertainment release (in which the movie is made available on DVD-Video or Blu-ray Disc) or a television program for broadcast syndication and may include digital distribution. For commercial projects, film distribution is usually accompanied by film promotion.

GMEC has participated in various movie projects targeting in Chinese-speaking markets. The collaboration with the Malaysia’s leading cinema exhibitor and distributor, Golden Screen Cinemas Sdn Bhd, has opened one of the largest Chinese-speaking markets for GMEC’s movie business. Success of the movie “Kick Ass Girls” assures GMEC’s ambition in the Asia-Pacific movie markets.

Movie projects in 2013 and 2014

“Kick Ass Girls” (2013)     http://www.youtube.com/watch?v-BpMNHp1qa58

“Girls Police Academy” (scheduled to be shown in the 4th quarter of 2014)

GMED receives shared revenue from:

1.	Movie Box office receipts.
2.	Movie production fees.
3.	Royalty rights from various distribution channels (includes selling of VCDs/DVDs, broadcasting by free televisions, pay televisions online platforms and airline platforms)
4.	Merchandises derived from GMED’s movies.
5.	Advertising incomes by offering product placements and sponsorship opportunities in GMED’s movies.

Target customers

GMEH

Since the majority of its artists appeal to adolescents and young generation, GMEH’s target customers are:

1.	Adolescents and young adults; and
2.	Brand owners and institutional customers who target adolescents and young adults as their end customers

The selected list of institutional clients of GMEH in 2013 includes:

1.	KFC	http://www.kfchk.com
2.	Bossini	http://www.bossini.com
3.	LA MIU	http://www.lamiu.com
4.	Giordano	http://www.giordano.com.hk
5.	Citylink	http://www.citylink.com.hk
6.	Funamedia	http://www.funamedia.com
7.	Mega-Vision Pictures Limited http://www.thefilmcatalogue.com/catalog/CompanyDetail.php?id=3041
8.	China 3D Digital Entertainment Limited
http://www.china3d8078.com

GMED

1.	Cinema-goers from Hong Kong, China and Asia-Pacific region.
2.	Movie investors who target cinema-goers in Hong Kong, China and Asia-Pacific region.
3.	Cinema circuits in Hong Kong, China and Asia-Pacific region.
4.	Providers of broadcasting channels (e.g. Televisions, internet platforms, airline platforms)

Industry and Market Environment

Entertainment

China's entertainment and media income is expected to grow 12 percent compounded annually in the next few years to reach US$192.5 billion by 2016. The booming of China's entertainment and media sector in the next few years will be pushed by China's economic expansion, government support as well as injection of industry funds hoping to cash in on increasing consumer spending. Artists or celebrities help to attract more audiences towards advertisements, brands, products, or promotional events. Artist management companies can offer artist or celebrities with various talents, attributes and attitudes to the brands and companies targeting the huge China’s market. Also, driven by the growth in entertainment industry (includes movies, media, theme parks…etc.) in China, there is huge demand on talents and artists in the market. Therefore, artist management companies can capture the growing business opportunities in the region.

Movie

Hong Kong has a dynamic film entertainment industry. Its film talent and professionals have managed to make their names known in both Eastern and Western movie markets. Hong Kong is one of the world's film exporters. In 2012, 52 locally produced films were released, with about US $26 million worth of film exports in the form of videotapes, DVDs and other compact discs. Hong Kong's film industry as a whole is reliant on overseas revenues, given the limited size of the domestic market. Asia accounts for the majority of the foreign sales income. In recent years, the Chinese mainland has become a vital market for Hong Kong movies.

Major Competitors

The Company has two major prevailing competitors in Hong Kong, specifically: China 3D Digital Entertainment Limited (“China 3D”) and Pegasus Entertainment Holdings Limited (“Pegasus”).

China 3D (Website: http://www.china3d8078.com) is a publicly trading company listed on the Growth Enterprise Market of The Hong Kong Stock Exchange (“GEM”) stock code: 8078 .  During 2012, China 3D reported a total revenue of approximately $2.2 million and a net loss of $1.5 million.

The expertise of China 3D is production of movies, acquisition of movie right and movie distribution.  During 2012, they have produced and distributed several successful movies with record breaking box offices revenues.  Looking forward in 2014, they will continue to develop their businesses of entertainment and movie productions for the Hong Kong and China markets. They are in direct competition with GMEC’s movie business as GMEC plans to enter into the movie production and distribution rights business in 2014.

Pegasus (http://www.pegasusmovie.com) is also a publicly trading company listed GEM stock code: 8039.  Pegasus has an established brand name in the China movie market especially in comedy genre. They have successfully acquired the theatrical distribution right and arranged the showing in Hong Kong and Macau for "Lost in Thailand", a wonderful comedy, who has grossed box office receipts over $190 million in China, setting the highest record of China box office receipts by a Chinese language movie. They are also in direct competition with GMEC on the movie production and movie distribution rights business in Hong Kong and China market.

Competitive Advantages

The management has identified several competitive factors in the industry:

1.	Management experience
2.	Business relationship in the industry
3.	Client relationship
4.	Relationship with theater networks within the region
5.	Solid experiences in movie productions and distributions.

GMEC believes its management team has competitive advantages over these competitive factors:

1.	GMEC’s CEO and his management team has over 13 years experiences in this industry including over 10 years working experience in the largest entertainment company in Hong Kong.
2.	GMEC’s management team has an excellent relationship with TV channels, printed media, electronic media operators and theater network operators.
3.	GMEC’s CEO and his team have over 10 years’ experiences in establishing client relationship to organize and handle promotional events.
4.	GMEC’s management team has over 10 years’ working relationship with 2 major theater chains operators in Hong Kong to distribute movies in Hong Kong
5.	GMEC has appointed personnel with expertise in movie productions and distributions to head and manage the movie business unit.

Business development

Looking forward in 2014, GMEC will expand through its movie production and movie distribution related businesses and through acquisitions.

Movie production and distribution

GMEC plans to expand its current movie production and movie distribution businesses through establishing a division to specifically manage and operate all the projects related to movie productions and distributions. Therefore, GMEC has formed a new subsidiary company, GMED, as the business unit for movie-related projects and businesses. GMEC has also appointed an expert who is rich-experienced in the movie industry especially in the field of movie productions and distributions.

Acquisitions

The Company plans to acquire businesses that can synergize with the existing operations. Potential candidates include:

1.	Other talents and artist management companies in China and Asia.
2.	Other movie production and distribution companies in China.
3.	Theater management companies in China

Employees

The following table summarizes the employees of the Company:

Total

CEO	1
General & Administration	4
Operation	30
Sales and broker	5
Total	40

Sales and Marketing

GMEC’s marketing team works on building positive images for its artists and presenting artists’ talents and attributes to our clients. This has helped GMEC to appeal to many brands, institutional customers, movie or TV program directors and producers to adopt its artists to promote their brands, participate in marketing events, campaigns, movies and entertainment projects. GMEC has 5 senior brokers in a public relations agency and production house to arrange and book model jobs for clients. GMEH’s Assistant General Manager and Marketing Manager are responsible for negotiating with television and film production units for artists’ participations in such.

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

Inefficiencies or operational failures, including temporary or permanent loss of customer data, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, damage to our reputation and loss of current and potential customers, each of which may harm our operating results and financial condition.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock has been traded on the Over the Counter Bulletin Board (OTCBB) since May 22, 2008 and changed to the symbol “GMEC” on March 16, 2011. The following table sets forth the high and low bid information for our common stock from January 1, 2012 through March 31, 2014, as reported by OTCBB. The Company’s common stock underwent a 1 for 20 reverse stock split on January 7, 2014, and the data for the first quarter of 2014 reflects that corporate event.

Period	Low ($)	High ($)

2014 First Quarter	$1.00	$1.63
2013 Fourth Quarter	$0.82	$1.40
2013 Third Quarter	$0.83	$1.90
2013 Second Quarter	$0.20	$1.60
2013 First Quarter	$0.40	$2.20
2012 Fourth Quarter	$0.80	$4.40
2012 Third Quarter	$2.00	$8.00
2012 Second Quarter	$1.42	$13.00
2012 First Quarter	$0.80	$9.00

Number of Holders of Common Stock

The number of holders of record of our common stock on April 11, 2014 was 63.

Dividends

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2012 or 2013. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.  The payment of any dividends is within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

On October 1, 2013, the Company issued 53,769 shares of its common stock to a creditor upon conversion of a promissory note. These shares were exempt from registration under Rule 144 of the Securities Act.

On October 1, 2013, the Company issued 25,000 shares to its legal counsel in exchange for legal services rendered pursuant to an Engagement Agreement.

On October 17, 2013, the Company issued 14,993 shares to an investor relations firm as compensation.

On November 12, 2013 the Company issued 16.949 shares to an investor relations firm as compensation.

On November 26, 2013, the Company issued 500,000 shares of common stock pursuant to an Agreement with New Era Global Enterprises Limited.

On January 14, 2014, the Company entered into a Purchase and Assignment Agreement (the “Agreement”) with C&M Film Workshop Limited (“C&M”) whereby C&M is the legal and beneficial owner of certain overseas movie and entertainment distribution agreements. According to the terms of the Agreement, C&M assigned the rights to distribute all movies purchased overseas to the Company in consideration of 20,000,000 shares of restricted common stock paid to C&M’s sole shareholder. These shares were issued in consideration for the assignment of the distribution agreements.

On January 12, 2014, the Company issued 39,721 shares to an investor relations firm as compensation.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

None.

Item 6.  Selected Financial Data

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note regarding forward looking statements

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2013.  Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2013 through the date these financial statements were issued.
Results of Continued Operations – Year Ended December 31, 2013, as Compared to Year Ended December 31, 2012.

The following table summarizes the results of our continued operations during the year ended December 31, 2013 and 2012, and provides information regarding the dollar and percentage increase or (decrease) from the year ended December 31, 2012 to the year ended December 31, 2013.

	2013	2012	Increase (decrease)	% Change

Revenue	$2,310,329	$1,931,005	$379,324	19.64%
Cost of sales	1,562,252	1,282,555	279,697	21.81%
Gross profit	748,077	648,450	99,627	15.36%
Sales & marketing	51,330	43,182	8,148	18.87%
General & administrative	1,648,016	986,138	661,878	67.12%
Loss of impairment of asset	15,000	-	15,000	100.00%
Loss from operations	(966,269)	(380,870)	(585,399)	153.70%
Other income (expense)	(162,098)	(50,027)	(112,071)	224.02%
Provision for taxation	-	-	-	N/A
Net loss from continuing operations	$(1,128,367)	$(430,897)	$(697,470)	161.86%

Revenues

Sales revenue increased by $379,324 to $2,310,329 for the year ended December 31, 2013 as compared to $1,931,005 for 2012, representing a 19.64% increase. The increase in revenue was mainly due to the increase of $454,779 by the artists’ performances in promotional events for brands and institutional customers and $8,978 by artist-related merchandising and shared profit of intellectual property rights offset by the decrease of $84,433 by the artists’ performances in TV shows.

Cost of sales

Cost of sales increased by $279,697 to $1,562,252 for the year ended December 31, 2013 as compared to $1,282,555 for 2012, representing a 21.81% increase. The increase was mainly due to the increase of artist fee by $24,040, events promotion expenses by $151,798, agency fee by $36,146 and other direct cost by $67,713.

Gross margin

Gross margin increased by $99,627 to $748,077 for the year ended December 31, 2013 as compared to $648,450 for 2012, representing a 15.36% increase. The increase was mainly due to the increase of the institutional promotion events boost up the both of the revenue volume and gross margin.

Sales & marketing expenses

Sales & marketing expenses increased by $8,148 to $51,330 for the year ended December 31, 2013 as compared to $43,182 for 2012, representing an 18.87% increase. The increase was mainly due to the increase of 1.) Advertising expenses by $6,090 and 2.) Entertainment expenses by $12,034 offset by the decrease of travelling expenses by $9,976.

General and administrative

The following table summarizes general and administrative expenses during the year ended December 31, 2013 and 2012, and provides information regarding the dollar and percentage (increase) / decrease from the year ended December 31, 2012 to the year ended December 31, 2013.

	2013	2012	(Increase) decrease	%Change

Payroll cost	473,495	471,854	1,641	0.35%
Rental expenses	119,842	140,774	(20,932)	(14.87%)
Legal and professional fee	1,007,548	334,255	673,293	201.43%
Miscellaneous	47,131	39,255	7,876	20.06%
	1,648,016	986,138	661,878	67.12%

Payroll cost increased by $1,641 to $473,495 for the year ended December 31, 2013 as compared to $471,854 for 2012, representing a 0.35% increase. The payroll cost remained stable in both 2012 and 2013.

Rental expenses decreased by $20,932 to $119,842 for the year ended December 31, 2013 as compared to $140,774 for 2012, representing a 14.87% decrease. The decrease was mainly due to saving in closure of Beijing office in September 2012.

Legal and professional fee increased by $673,293 to $1,007,548 for the year ended December 31, 2013 as compared to $334,255 for 2012, representing a 201.43% increase. The increase was mainly due to an increase of 1) business development consultation fee by $653,900 2) legal consultation fee by $8,965 and 3) legal related disbursement by $10,428. During the year ended December 31, 2013, legal and professional fee included a non cash expenses totaling $833,900. The non cash expenses included business development consultation fee $653,900, legal consultation fee $40,000 and investor relationship expenses $140,000.

Miscellaneous expenses increased by $7,876 to $47,131 for the year ended December 31, 2013 as compared to $39,255 for 2012, representing a 20.06% increase. The increase was mainly due to the increase of accounts receivable written off by $6,434 and the other general expenses by $1,442 in aggregate.
Net loss from continuing operations

Net loss from continuing operations increased by $697,470 to a net loss of $1,128,367 for the year ended December 31, 2013 as compared to $430,807 for 2012.

Liquidity and Capital Resources

Cash

Our cash balance as of December 31, 2013 was $640,383, representing an increase of $465,722 as compared to $174,661as of December 31, 2012.

Cash flow

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2013 amounted to $22,876 compared to net cash used in $108,988 in the same period of 2012. The change of $131,874 was mainly due to an increase of 1.) accrued expenses and other payables by $183,585, 2.) accrued interest expense of convertible notes by $29,168 and, 3.) prepaid expense by $4,940, offset the increase of accounts receivable by $87,866.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 amounted to $85,760 compared to net cash used in investing activities of $0 for 2012. The change of $85,760 was primarily due to the purchase of other asset by $115,380 offset re repayment of short-term loan receivable by $29,620.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 amounted to $528,606 compared to net cash provided by financing activities of $54,837 for 2012. The change of $473,767 was mainly due to an increase in settlement of subscription receivable $474,350 offset the decrease of net proceeds from convertible notes $6,540.

Working capital

Our net asset increased by $1,100,270 to $607,998 as of December 31, 2013 from net current liabilities of $492,272 as of December 31, 2012.

As of December 31, 2013 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Results of Discontinued Operations – Year Ended December 31, 2013, as Compared to Year Ended December 31, 2013.

The following table summarizes the results of our discontinued operations during the year ended December 31, 2013 and 2012, and provides information regarding the dollar and percentage increase or (decrease) from the year ended December 31, 2012 to the year ended December 31, 2013.

	2013	2012	Increase (decrease)	% Change
Revenue
GCM	524,020	2,238,117	(1,714,097)	(76.59%)
GCG	-	643,473	(643,473)	(100.00%)
	524,020	2,881,590	(2,357,570)	(81.81%)
Cost of sales
GCM	497,389	1,475,726	(978,337)	(66.30%)
GCG	-	593,818	(593,818)	(100.00%)
	497,389	2,069,544	(1,572,155)	(75.97%)
Gross profit
GCM	26,631	762,391	(735,760)	(96.51%)
GCG	-	49,655	(49,655)	(100.00%)
	26,631	812,046	(785,415)	(96.72%)
General & administrative	501,571	913,409	(411,838)	(45.09%)
Loss from operations	(474,940)	(101,363)	(373,577)	368.55%
Other income (expense)	(2,304)	(2,227)	(77)	3.46%
Provision for taxation	-	-	-	N/A

Net (loss)/income from continuing operations

GCM	(473,153)	(51,730)	(421,423)	814.66%
GCG	(4,091)	(51,860)	47,769	(92.13%)
	$(477,244)	$(103,590)	$(373,654)	360.30%

Revenues

Revenues decreased by $2,357,570 to $524,020 for the year ended December 31, 2013 as compared to $2,881,590 for 2012. The decreases were mainly due to the decrease in revenue from GCM and GCG operations.

Sales revenue of GCM decreased by $1,714,097 to $524,020 for the year ended December 31, 2013 as compared to$2,238,117 for 2012, representing a 76.59% decrease. The decrease in revenue was mainly due to the fact that GCM disposed on May 6 2013 and therefore there was only 4 months figure in 2013 as compared to 12 months figure in 2012.

Sales revenue of GCG decreased by $643,473 to $0 for the year ended December 31, 2013 as compared to $643,473 for 2012, representing a 100.00% decrease. The decrease in revenue was mainly due to the closure of retail shop in December 2012.

Cost of sales

Cost of sales decreased by $1,572,155 to $497,389 for the year ended December 31, 2013 as compared to $2,069,544 for 2012. The increase was mainly due to the decreases in cost of sales from GCM and GCG operations.

Cost of sales of GCM decreased by $978,337 to $497,389 for the year ended December 31, 2012 as compared to$1,475,726 for 2012, representing a 66.30% decrease. The decrease was mainly due to the fact that GCM was disposed on May 6 2013 and therefore there was only 4 month cost of sales in 2013 as compared to 12 months figure in 2012.

Cost of sales of GCG decreased by $593,818 to $0 for the year ended December 31, 2013 as compared to $593,818 for 2012, representing a 100.00% decrease. The decrease in cost of sales was mainly due to the closure of retail shop in December 2012.

Gross margin

Gross margin increased by $785,415 to $26,631 for the year ended December 31, 2013 as compared to $812,046 for 2012. The increases were mainly due to decreases of gross margin from GCM and GCG operations.

Gross margin of GCM decreased by $735,760 to $26,631 for the year ended December 31, 2013 as compared to $762,391 for 2012, representing a 96.51% decrease. The decrease was mainly due to the fact that GCM was disposed on May 6 2013 and therefore there was only 4 month gross margin in 2013 as compared to 12 months figure in 2012.

Gross margin of GCG decreased by $49,655 to $0 for the year ended December 31, 2013 as compared to $49,655 for 2012, representing a 100.00% decrease. The decrease was mainly due to the closure of retail shop in December 2012.

General and administrative

The following table summarizes general and administrative expenses during the year ended December 31, 2013 and 2012, and provides information regarding the dollar and percentage (increase) / decrease from the year ended December 31, 2012 to the year ended December 31, 2013.

	2013	2012	(Increase) decrease	%Change

Payroll cost	463,001	719,992	(256,991)	(35.69%)
Rental expenses	25,640	127,338	(101,698)	(79.86%)
Legal and professional fee	212	2,050	(1,838)	(89.66%)
Miscellaneous	12,718	64,029	(51,311)	(80.13%)
	501,571	913,409	(411,838)	(45.09%)

Payroll cost decreased by $256,991 to $463,001 for the year ended December 31, 2013 as compared to $719,992 for 2012, representing a 35.69% decrease. The decrease was mainly due to the fact that GCM and GCG disposed on May 6 2013 and 23 April 2013 respectively therefore there was only 4 month payroll cost in 2013 as compared to 12 months figure in 2012.

Rental expenses decreased by $101,698 to $25,640 for the year ended December 31, 2013 as compared to $127,338 for 2012, representing a 79.86% decrease. The decrease was mainly due to the fact that GCM and GCG were disposed on May 6 2013 and April 23 2013 respectively therefore there was only 4 month rental expense in 2013 as compared to 12 months figure in 2012.

Miscellaneous expenses increased by $55,765 to $12,718 for the year ended December 31, 2013 as compared to $64,029 for 2012, representing a 80.13% decrease. The decrease was mainly due to the fact that GCM and GCG were disposed on May 6 2013 and April 23 2013 respectively therefore there was only 4 month miscellaneous expense in 2013 as compared to 12 months figure in 2012.

Net loss from discontinued operations

Net loss from discontinued operations decreased by $373,564 to a net loss of $477,244 for the year ended December 31, 2013 as compared to $103,590 for 2012.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 26, 2014, we dismissed Albert Wong & Co CPA, Inc. (“Wong”) as our independent registered public accounting firm, and appointed DKM Certified Public Accountants (“DKM”), as disclosed on our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2014. In connection with the change in accountants, there have been no disagreements as required by this item.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Our management, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer, and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management's assessment of our internal control over financial reporting, we identified the following material weakness in our internal control over financial reporting as of December 31, 2013:

1.
Insufficient accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2013 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

At December 31, 2013, and up to the date of this filing, our directors and executive officers are as follows:

Name	Age	Position
Kwong Kwan Yin Roy	38	CEO, CFO and Director
Yum Ka Yan	35	Director

Mr. Kwong Kwan Yin Roy, age 38, received his education at Poly University Hong Kong. He joined Hong Kong Television Broadcasts Limited in 1997, where he was responsible for variety and music shows and became familiar with the operation of the electronic media. He joined Hong Kong Emperor Entertainment in 2000, where he was responsible for corporate promotion of music, film, and production. Mr. Kwong has experience in advertising, corporate matters and brand building. In 2004, he successfully formed an alliance between California Red Group (a karaoke operator) with NEWAY (a karaoke operator) and Emperor Group. During his experience at Emperor Group, Mr. Kwong organized a number of large-scale publicity projects including work for the top artist in Hong Kong and China. Mr. Kwong was appointed as CEO and CFO of the company on January 14, 2013.

Ms. Yum Ka Yan, age 35, received her education at University of Hong Kong. Ms. Yum joined Edko Films Limited in 2005, where she was responsible for marketing and promotion of movies and cinema opening; she joined Emperor Motion Pictures in 2007, where she was promoted to Assistant Marketing Manager, which she responsible for marketing and promotion planning of movie productions. Ms. Yum has experience in advertising, marketing and publicity planning. She participated in marketing and publicity campaigns in various blockbuster titles: Lust, Caution (2007), Spider Man 3 (2007), Curse of Golden Flower (2006) and Brokeback Mountain (2005). She joined the company in 2011 and appointed as director on January 14, 2013.

Corporate Governance

Number and Term of Directors

We currently have two directors of the Company. All directors of our company hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The above table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

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

Item 11.  Executive Compensation

The following table sets forth all cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during each of our last two fiscal years to each of the following named executive officers (the “Named Executive Officers”):

EXECUTIVE OFFICERS COMPENSATION

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Non- qualified Compensation earning ($)	All other Compensation ($)	Total ($)

Kwong Kwan Yin	2013	70,766	0	0	0	0	0	32,306	103,072
Roy, CEO and CFO	2012	70,766	0	0	0	0	0	32,306	103,072

Employment Agreements

None.

Equity Compensation Plans

We do not maintain any equity compensation plans and we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

DIRECTOR COMPENSATION

The following table summarizes compensation that our director and former directors earned during 2013 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)	All Other Compensation ($)	Total ($)
Yau Wai Hung	0	0	0	0
Kwong Kwan Yin Roy	0	0	0	0
Cheung Wai Kit	0	0	0	0
Chan Wing Hing	0	0	0	0
Yum Ka Yan	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 11, 2014, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, our officer, and all directors and our officer as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Outstanding Common Stock(1)
Cheung Wai Kit, Former Director	0	0%
Chan Wing Hing, Former Director	0	0%
Kwong Kwan Yin Roy, Director and CEO	1,305,932	5.09%
Wong Wing Fung Charlie	19,000,000	74.05%
Yum Ka Yan, Director	0	0%
Yau Wai Hung, Former Director and Former CEO	4,546	0.02%

(1)	Based on 25,659,742 outstanding shares of common stock on April 11, 2014.
(2)	The business address for each of our officers and directors is Room 1902, 19/F., Kodak House II, 321 Java Road, North Point, Hong Kong.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2013, there has not been any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded $120,000 and in which any director, executive officer, holder of more than 5% of our Common Stock or any member of the immediate family of any of these persons had or will have a direct or indirect material interest.

Director Independence

As of December 31, 2013, and currently, our directors are not “independent directors” within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Securities Act of 1934, as amended.

Item 14.  Principal Accountant Fees and Services

On March 26, 2014, we dismissed Albert Wong & Co CPA, Inc. (“Wong”) as our independent registered public accounting firm, and appointed DKM Certified Public Accountants (“DKM”), as disclosed on our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2014. The above decision was approved by our Board of Directors.  During our fiscal years ended December 31, 2012, 2013 and through April 11, 2014, we did not consult with both DKM and Wong on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and they did not provide either a written report or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

We paid the following fees to its auditors during our fiscal years ended December 31, 2013 and 2012:

Fee Category	2013	2012
Audit fees –DKM	$25,000	-
Audit fees –Wong	-	$13,000

Audit Related Fees

We did not incur any audit-related fees with DKM and Wong for the years ended December 31, 2013, and 2012.

Tax Fees

We did not incur any tax fees with DKM and Wong for the years ended December 31, 2013 and 2012.

All Other Fees

We incurred $5,400 service fees from Wong in 2013 and $4,500 service fees from Madsen & Associates CPA, Inc. in 2012 separately.

Pre-Approval of Services

The Board of Director’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Board may also pre-approve particular services on a case-by-case basis.

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

(b) Exhibits

The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Article of Amendment to Articles of Incorporation
31.1	Certification of the Principal Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934
31.2	Certification of the Acting Principal Accounting Officer and Principal Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934
32.1	Certificate of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of the Acting Principal Accounting Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT CHINA MANIA HOLDINGS, INC

April 11, 2014	By:	/s/ Kwong Kwan Yin Roy
	Name:	Kwong Kwan Yin Roy
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 11, 2014	By:	/s/ Kwong Kwan Yin Roy
		Name:	Kwong Kwan Yin Roy
		Title:	Chief Executive Officer and Director

April 11, 2014	By:	/s/ Kwong Kwan Yin Roy
		Name:	Kwong Kwan Yin Roy
		Title:	Chief Financial Officer and Director

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

INDEX

Page

Report of Independent Registered Public Accounting Firm	F–2

Consolidated Balance Sheets	F–4

Consolidated Statements of Operations	F–5

Consolidated Statements of Changes in Stockholders’ Deficit	F–6

Consolidated Statements of Cash Flows	F–7

Notes to Consolidated Financial Statements	F–8

2451 N. McMullen Booth Road
Suite.308

Clearwater, FL 33759

Toll fee: 855.334.0934

Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Great China Mania Holdings, Inc.

We have audited the accompanying balance sheet of Great China Mania Holdings, Inc. as of December 31, 2013, and the related statement of operations, stockholders’ deficit, and cash flows for the year then ended.   These financial statements are the responsibility of the Company’s management.   Our responsibility is to express an opinion on these financial statements based on our audit.   The financial statements as of and for December 31, 2012 were audited by another firm which issued an unqualified opinion on the statements on March 27, 2013.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great China Mania Holdings, Inc. as of December 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.   As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants
DKM Certified Public Accountants
Clearwater, Florida
April 11, 2014

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To the Board of Directors and Shareholders of Great China Mania Holdings, Inc. and subsidiaries
Hong Kong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 2 and Note 3, the consolidated balance sheet of Great China Mania Holdings, Inc. and subsidiaries (the Company) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ deficit and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements of the Company as of December 31, 2012 and for the year then ended, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 2 and Note 3, present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 2 and Note 3, and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by DKM Certified Public Accountants.

The accompanying consolidated financial statements as of and for the year ended December 31, 2012 had been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company continuously has suffered recurring losses from operations and has a significant accumulated deficit. On the other hand, the Company experience negative cash flows from operations for the year ended December 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements as of and for the year ended December 31, 2012 do not include any adjustments that might result from the outcome of this uncertainty.

/s/Albert Wong & Co. CPA
Albert Wong & Co. CPA
April 11, 2014
Hong Kong, China

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013

	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$640,383	218,773
Accounts receivable	288,195	353,122
Inventories	-	10,438
Short term loan receivable	113,883	140,495
Deposits, prepaid expenses and other receivables	185,235	165,932
Asset held for disposal	495,000	-
Total current assets	1,722,696	888,760
Property, plant and equipment	-	-
Other assets	115,380	-
TOTAL ASSETS	$1,838,076	$888,760

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$759,126	$997,911
Accrued expenses and other payables	183,874	84,720
Unearned revenue	123,648	27,691
Amount due to related parties	-	38,128
Short-term borrowings	64,079	63,656
Convertible notes	99,351	168,926
Liabilities held by discontinued operations	-	-
Total current liabilities	1,230,078	1,381,032

LONG-TERM LIABILITIES
Convertible note	31,301	31,301
	31,301	31,301

TOTAL LIABILITIES	$1,261,379	$1,412,333

SHAREHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; 5,619,926 and 3,943,801 shares issued and outstanding as of December 31, 2013 and 2012, respectively	$56,199	$39,438
Additional paid in capital	9,909,359	8,389,941
Accumulated deficits	(9,390,353)	(8,457,669)
Accumulated other comprehensive income	1,492	1,492
Less: Subscription receivable	-	(496,775)

TOTALSHAREHOLDERS’ EQUITY	$576,697	$(523,573)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,838,076	$888,760

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended December 31, 2013

	2013	2012
CONTINUING OPERATIONS

REVENUES	$2,310,329	$1,931,005

COST OF SALES	1,562,252	1,282,555

GROSS PROFIT	748,077	648,450

EXPENSES
Sales & marketing expenses	51,330	43,182
General and administrative expenses	1,648,016	986,138
Loss on impairment of assets	15,000	-
	1,714,346	1,029,320

LOSS FROM CONTINUING OPERATIONS	(966,269)	(380,870)

OTHER INCOME/(EXPENSE)
Interest income	3,008	12,682
Interest expenses	(102,564)	(54,116)
Other income	22,238	6,167
Other expenses	(84,780)	(14,760)
	(162,098)	(50,027)
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,128,367)	(430,897)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(1,128,367)	$(430,897)

DISCONTINUED OPERATIONS
Net loss from discontinued operations	(477,244)	(103,590)
Gain on disposal of discontinued operations	672,927	-
NET INCOME FROM DISCONTINUED OPERATIONS	195,683	(103,590)

NET LOSS FOR THE YEAR	$(932,684)	$(534,487)

TOTAL COMPREHENSIVE INCOME/(LOSS) FOR THE YEAR
- Arising from continuing operations	(1,128,367)	(430,897)
- Arising from discontinued operations	195,683	(103,590)
	$(932,684)	$(534,487)
BASIC LOSSPER SHARE–
- Arising from continuing operations	(0.24)	(0.13)
- Arising from discontinued operations	0.04	(0.03)
	$(0.20)	$(0.16)
DILUTED LOSSPER SHARE
- Arising from continuing operations	(0.24)	(0.13)
- Arising from discontinued operations	0.04	(0.03)
	$(0.20)	$(0.16)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	4,562,360	3,442,672
Diluted	4,562,360	3,442,672

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
Year ended December 31, 2013

	Common Stock		Additional paid in capital	(Accumulated deficits)/ retained earnings	Accumulated other comprehensive income	Subscription receivable	Total equity
	Number of shares	Amount
Balance at January 1, 2012	1,418,300	$14,183	$7,311,563	$(7,923,182)	$1,492	-	$(595,944)

Comprehensive loss
- Net loss for the year	-	-	-	(534,487)	-	-	(534,487)
	-	-	-	(534,487)	-	-	(534,487)

Share-based payment	115,000	1,150	228,850	-	-	-	230,000
Settlement of debt to shares	959,750	9,598	324,145	-	-	-	333,743
Settlement of convertible note to shares	25,751	257	20,433				20,690
Issue of shares	1,425,000	14,250	504,950			(496,775)	22,425

Balance at December 31, 2012 and January 1, 2013	3,943,801	39,438	8,389,941	(8,457,669)	1,492	(496,775)	(523,573)

Comprehensive loss from continuing operations
Net loss for the year	-	-	-	(1,128,367)	-	-	(1,128,367)
	-	-	-	(1,128,367)	-	-	(1,128,367)
Comprehensive loss from discontinued operations
- Net loss for the year	-	-	-	(477,244)	-	-	(477,244)
- Foreign currency translation adjustments	-	-	-	-	-	-	-
- Gain on disposal	-	-	-	672,927	-	-	672,927
	-	-	-	195,683	-	-	195,683

Settlement of subscription receivables	-	-	-	-	-	496,775	496,775
Share based payment	976,984	9,770	864,130	-	-	-	873,900
Shares issued for acquisition of New Era	500,000	5,000	505,000				510,000
Settlement of debt to shares	206,250	2,063	57,937	-	-	-	60,000
Settlement of convertible note to shares	142,891	1,429	144,851	-	-	-	146,280
Cancellation of shares	(150,000)	(1,500)	(52,500)	-	-	-	(54,000)

Balance at December 31, 2013	5,619,926	56,199	9,909,359	(9,390,353)	1,492	-	576,697

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013
	2013	2012
Cash flows from operating activities
Net loss continuing operating activities	$(1,128,367)	$(430,897)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Impairment loss of asset held for disposal	15,000	-
Amortization of discount on Convertible Notes	70,666	51,386
Accrued interest expense on Convertible Notes	31,898	2,730
Interest income receivable	(3,008)	(12,682)
Share-based payments	833,900	230,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(107,367)	(19,501)
Increase in prepaid expenses	(19,739)	(24,679)
Increase in unearned revenue	95,957	7,103
Increase in accounts payable	59,577	96,779
(Decrease)/increase in accrued expenses and other payables	174,359	(9,227)
Net cash used in continuing operating activities	22,876	(108,988)
Net cash used in discontinued operating activities	(370,745)	90,481
Net cash used in operating activities	(347,869)	(18,507)
Cash flows from investing activities
Cash flows from continuing investing activities	-	-
Increase in other assets	(115,380)	-
Repayment of short-term loan receivable	29,620	-
Net cash used in continuing investing activities	(85,760)	-
Net cash used in discontinued investing activities	(1,282)	-
Net cash used in investing activities	(87,042)	-
Cash flows from financing activities
Cash flows from continuing financing activities
Issue of convertible note	100,000	135,500
Repayment of convertible note	(125,859)	(96,899)
Advance to short-term loan receivable	-	(127,813)
Proceeds from short-term borrowings	57,690	121,624
Conversion of subscription receivable	496,775	22,425
Net cash (used in)/provided by continuing financing activities	528,606	54,837
Net cash provided by discontinued financing activities	327,915	(122,769)
Net cash (used in)/provided by financing activities	856,521	(67,932)
Net (decrease)/increase in cash and cash equivalents
- Continuing operations	465,722	(54,151)
- Discontinued operations	(44,112)	(32,288)
	421,610	(86,439)
Effect of foreign exchange rate changes on cash and cash equivalents
- Continuing operations	-	-
- Discontinued operations	-	-
	-	-
Cash and cash equivalents at beginning of year
- Continuing operations	174,661	293,988
- Discontinued operations	44,112	11,224
	218,773	305,212
Cash and cash equivalents at end of year
- Continuing operations	640,383	174,661
- Discontinued operations	-	44,112
	$640,383	$218,773
Non-cash financing activities
- Issue of shares unpaid	-	496,775
- Shares issued for acquisition of New Era	510,000	-
- Conversion of note to shares	146,280	20,690
- Conversion of debt to shares	60,000	333,743
- Cash paid for interest	$40,359	$-
- Cash paid for income taxes	-	-
See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great China Mania Holdings, Inc. (“GMEC” or the “Company”) was incorporated in Florida on July 8, 1983. In February 2011, three subsidiaries of the Company were formed in Hong Kong and have since maintained operations. These subsidiaries are GME Holdings Limited (“GMEH”), Great China Games Limited (“GCG”) and Great China Media Limited (“GCM”). In June 2011, the Company formed another subsidiary GMEC Ventures Limited (“GMEV”) in Hong Kong. The company held those subsidiaries though two wholly-owned BVI companies known as Sharp Achieve Holdings Limited (“Sharp Achieve”) and Super China Global Limited (SCGL).

On March 16, 2011, the Company amended its Articles of Incorporation and changed the name of the Company from “Great East Bottles & Drinks (China) Holdings, Inc.” to “Great China Mania Holdings, Inc.”

On April 23, 2013, the Company disposed the entire interest in GCG to a non affiliate shareholder in exchange of the shareholder assuming the liabilities of GCG and returning 150,000 shares of the Company common stock back to the Company.

On May 6, 2013, the Company disposed the entire interest in Sharp Achieve and GCM to Mr. Yau Wai Hung, a former CEO and director who resigned on April 30 2013, in exchange of his assuming the liabilities of both Sharp Achieve and GCM.

After the above disposals, the Company only specializes in artist and project management services operation in Hong Kong, China and the Asia-Pacific region.

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2013, the results of its operations and cash flows for the year ended for December 31, 2013 and 2012.

In the opinion of the management, the comparative figures for the year ended December 31, 2012 were reclassified to current presentation because the balances shown in previous filings included the discontinued operations of GCG and GCM were not relevant to the current operations.

NOTE 3 – DISPOSAL OF SUBSIDIARIES

On April 23, 2013, the Company disposed its entire interest of GCG to a non affiliate shareholder in exchange of the shareholder assuming the liabilities of GCG and returning 150,000 shares of the Company common stock back to the Company. GCG ceased to become a consolidating subsidiary of the Company on May 6, 2013 when the transaction completed. All the operating losses of GCG from January 1, 2012 to April 23, 2013 are recorded as net loss from discontinued operations.

On May 6, 2013, the Company disposed its entire interest of Sharp Achieve and GCM to Mr. Yau Wai Hung, our former CEO and director who resigned on April 30 2013, in exchange for his assuming the liabilities of both Sharp Achieve and GCM. GCM ceased to become a consolidating subsidiary of the Company on the same date. All the operating losses of GCM from January 1, 2012 to May 6, 2013 are recorded as net loss from discontinued operations.

By disposal of above subsidiaries, the Company sold its video games and accessories retail operation and magazine and related electronic content publishing operation. A summary of the balance sheet, income statement and gain on disposal of above subsidiaries upon the date of disposal is presented as follow:

(i) Summary of balance sheet
	May 6, 2013 (Date of disposal)			December 31, 2012 (Audited)
	GCG	GCM	Total	GCG	GCM	Total
Assets
Current assets
Cash and cash equivalents	$-	$1,282	$1,282	$38,343	$5,769	$44,112
Accounts receivable	-	33,101	33,101	-	172,294	172,294
Inventory	3,643	-	3,643	3,643	6,795	10,438
Other receivables and deposit	-	-	-	436	-	436
Total current assets	3,643	34,383	38,026	42,422	184,858	227,280
Liabilities
Current liabilities
Accounts payable	-	-	-	2,325	296,037	298,362
Accrued expenses and other payables	-	681,676	681,676	2,327	74,137	76,464
Total current liabilities	-	681,676	681,676	4,652	370,174	374,826

Net assets / (liabilities)	3,643	(647,293)	(643,650)	37,770	(185,316)	(147,546)

(ii)Summary of income statement
		2013			2012
	GCG	GCM	Total	GCG	GCM	Total
Revenue	-	15,233	15,233	643,473	2,238,117	2,881,590
Gross margin	-	1,910	1,910	49,655	762,391	812,046
Loss before provision for income taxes	(4,091)	(473,153)	(477,244)	(51,860)	(51,730)	(103,590)
Net loss after non-controlling interest	(4,091)	(473,153)	(477,244)	(51,860)	(51,730)	(103,590)

(iii)Summary of gain on disposal
	GCG	GCM	Total
Net (assets) / liabilities of the subsidiaries	(3,643)	647,293	643,650
Amount due from/(to) the subsidiaries	133,277	(50,000)	83,277
Less: Fair value of the shares received	(54,000)	-	(54,000)
Net gain of the disposal	75,634	597,293	672,927

NOTE 4– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)Economic and political risk

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

(b)Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company’s continued operations maintain bank accounts in Hong Kong and China. The Company’s discontinued operations maintain bank accounts in Hong Kong.

(c)Income tax

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the years ended December 31, 2013 and 2012, respectively.

(d)Fair value of financial instruments

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

(e)Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (2-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives. Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2013.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

(f)Revenue recognition

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

(g)Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended December 31, 2013, there are a total of 99,371 shares of common stock included in the calculation of diluted weighted average number of shares outstanding. They are not included in the calculation of diluted (loss) / earnings per share because they are considered anti dilutive when computing diluted (loss) / earnings per share.

(h)Use of estimates

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

(i)Comprehensive income

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

(j)Foreign currency translation

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

	December 31, 2013	December 31, 2012

Year end HK$ : US$ exchange rate	0.1282	0.1282
Average period/yearly HK$ : US$ exchange rate	0.1282	0.1282

This translation rates are referenced to the linked rate of HK$ and US$ guaranteed by Government of Hong Kong.

(k)Stock-based compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees, contractors and non-employee directors. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period.

During the year ended December 31, 2013, the Company issued 147,684 shares in aggregate for services rendered to the Company. The fair value of $833,900, which is determined with refer to closing stock price on the dates of issue, was charged to operation as general and administrative expenses for the year then ended.

During the year ended December 31, 2012, the Company issued 115,000 shares in aggregate for services rendered to the Company. The fair value of $230,000, which is determined with refer to closing stock price on the dates of issue, was charged to operation as general and administrative expenses for the year then ended.

(l) Recent accounting pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2013.  Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2013 through the date these financial statements were issued.

NOTE 5 – SHORT TERM LOAN RECEIVABLE

The Company retained a short term loan amount of $113,883 and $140,495 to a third party company at 6% interest per annum with no fixed payment terms as to December 31, 2013 and 2012 separately. Interest income in conjunction with this short term loan for the year ended December 31, 2013 and 2012 was $3,008 and $12,682, respectively.

NOTE 6 –DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

As of the year-end dates, the Company’s deposits, prepaid expenses and other receivables accrued expenses and other payables are summarized as follows:
	2013	2012

Prepaid expenses	108,779	116,648
Other receivables	70,665	45,663
Deposits paid	5,791	3,621
Total deposits, prepaid expenses and other receivables	$185,235	$165,932

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

As of the year-end dates, the Company’s property, plant and equipment are summarized as follows:

	2013	2012
At cost:
Computer	9,989	-
Less: Accumulated depreciation	9,989	-
Property, plant and equipment, net	$-	$-

Depreciation expense attributable to the property, plant and equipment of both continuing operations and discontinued operations for the years ended December 31, 2013 and 2012 was $9,989 and $0, respectively.

NOTE 8 – OTHER ASSET

The Company acquired a 4.5% entity interest of a restaurant that operated in Hong Kong by a non affiliate corporation with a cash consideration of $115,380 on September 25, 2013. This entity interest stated at cost and no impairment losses was recognized for the years ended December 31, 2013.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the year-end dates, the Company’s accrued expenses and other payables are summarized as follows:

	2013	2012

Accrued expenses	144,508	-
Customer deposits received	39,366	84,720
Total Accrued expenses and other payables	$183,874	$84,720

NOTE 10 – AMOUNT DUE TO RELATED PARTIES

As of the year-end dates, the Company’s current accounts with relatted companies are summarized as follows:

	2013	2012
China Culture Limited (CCL)	-	38,128

The amount due to CCL is a temporary advance to the Company for working capital purposes.  The balance is unsecured, interest free and has no fixed repayment term.  CCL is 100% owned by one of the Company's former directors.

NOTE 11 – SHORT-TERM BORROWINGS

As of the year-end dates, the Company’s short-term borrowings are summarized as follows:

	2013	2012
Balance as at January 1,	63,656	275,775
Proceeds from short-term borrowings	57,690	121,624
Reclassification for discontinued operations	2,733	-
Conversion of debt to shares	(60,000)	(333,743)
Total Accrued expenses and other payables	$64,079	63,656

The short-term borrowings are unsecured, interest free advances from one (2012: three) non affiliate individual(s) with no fixed repayment term. During the years ended December 31, 2013, those individuals converted a portion of the short term borrowings of $60,000 into 206,250 shares of Company’s common stock.

NOTE 12 – CONVERTIBLE NOTES

On June 1, 2011, the Company issued a non-interest bearing convertible note in the amount of $256,400 ( “Note 1”) to a third party note holder (“Holder 1”),which matures on May 31, 2016. On September 30, 2011, the first installment of $128,200 was received. Note 1 bears a call back option exercisable by Holder 1 on the unused portion of Note 1 after 12 months from the date of Note 1. Note 1 can be converted into common stock of the Company by Holder 1 under certain conditions. During the year, a total of $0 was repaid by the Company. As of December 31, 2013, Note 1 did not qualify to be converted under those conditions and is therefore not dilutive.

On February 20, 2013, the Company issued another 12% convertible note in the amount of $50,000 (“Note 5”) to another third party note holder (“Holder 3”). Note 5 mature on November 20, 2013 and was fully received on March 4, 2013. The outstanding principal balance plus any accrued interest under Note 5 is convertible into common stock of the Company after 180 days from the date of issued with a 40% discount over the convertible price upon the option of Holder 3. The conversion price is determined by the average of the lowest 3 closing bid prices out of the 10 days prior to the Conversion Date. As of December 31, 2013, fair value adjustment on option amounted to $35,333 and unamortized debt discount amount to $0. Debt discount is being amortized using effective interest method over the life of Note 5. For the year ended December 31, 2013, the amortization of debt discount of $35,333 was charged to Statement of Operations. Accrued interest expense of Note 5 for the year ended December 30, 2013 was $3,000. On September 10, 2013, part of the note of $7,415 was converted into 8,000 shares of common stock by the holder. On October 2, 2013, part of the note of $42,586 was converted into 53,769 shares of common stock by the holder. The gross outstanding balance of Note 5 at December 31, 2013 was $11,018 after deducting the partial settlement of $77,315 by shares. As of December 31, 2013, Note 5 qualified to be converted 11,038 shares of common stock under the conditions of Note 5 and is therefore dilutive.

On April 22, 2013, the Company issued another 12% convertible note in the amount of $50,000 (“Note 6”) to Holder 3. Note 6 mature on January 22, 2014 and was fully received on June 14, 2013. The outstanding principal balance plus any accrued interest under Note 6 is convertible into common stock of the Company after 180 days from the date of issued with a 40% discount over the convertible price upon the option of Holder 3. The conversion price is determined by the average prices of the 5 days prior to the Conversion Date. As of December 31, 2013, fair value adjustment on option amounted to $35,333 and unamortized debt discount amount to $0. Debt discount is being amortized using effective interest method over the life of Note 6. For the year ended December 31, 2013, the amortization of debt discount of $35,333 was charged to Statement of Operations. Accrued interest expense of Note 6 for the year ended December 30, 2013 was $3,000. As of December 31, 2013, Note 6 qualified to be converted 88,333 shares of common stock under the conditions of Note 6 and is therefore dilutive.

Total interest expense in connection with Note 2, Note 3 and Note 4 for the year ended December 31, 2013 and 2012 were $25,898 and $54,116, respectively. Total interest expenses in connection with all Convertible Notes for the year ended December 31, 2013 and 2012 amounted to $102,564 and $54,116 respectively.

The convertible notes as of the year-end dates are summarized as follows:

	2013	2012
Noncurrent liabilities:
Non-interest bearing convertible note	$31,301	$31,301

Current liabilities:
8% convertible note 2, net	-	68,965
8% convertible note 3, net	-	42,524
8% convertible note 4, net	-	57,437
12% convertible note 5, net (including fair value adjustment on option $ 35,333, accrued interest expense $3,000)	11,018	-
12% convertible note 6, net (including fair value adjustment on option $ 35,333, accrued interest expense $3,000)	88,333	-
	99,351	168,926

Total convertible note outstanding	$130,652	$200,227

NOTE 13 – EQUITY

On January 2, 2013 the Company issued 34,247 shares of common stock to a convertible note holder for partial settlement of a convertible note totaling $20,000.

On January 14, 2013 the Company issued 31,250 shares of common stock to a convertible note holder for partial settlement of a convertible note totaling $15,000.

On January 18, 2013 the Company issued 15,625 shares of common stock to a convertible note holder for partial settlement of a convertible note totaling $5,000.

On April 9, 2013 the Company converted $23,000 short-term borrowings into115,000 shares of common stock of the Company.

On April 23, 2013, the Company cancelled 150,000 shares of common stock from a non-affiliate shareholder in exchange of disposing the entire interest of GCG.

On April 26, 2013, the Company issued to two consultants 350,000 shares of common stock in exchange for professional services rendered. Based on the share price of $0.32 per share on the grant date, the fair value of these issued shares was $112,000.

On April 30, 2013 the Company converted $12,000 short-term borrowings into 60,000 shares of common stock of the Company.

On May 7, 2013, the Company issued to two consultants 83,350 shares of common stock in exchange for professional services rendered. Based on the share price of $0.24 per share on the grant date, the fair value of these issued shares was $20,000.

On June 6, 2013, the Company converted $25,000 short-term borrowings into 31,250 shares of common stock of the Company.

On June 7, 2013, the Company issued to two consultants 14,493 shares of common stock in exchange for professional services rendered. Based on the share price of $1.38 per share on the grant date, the fair value of these issued shares was $20,000.

On September 3, 2013, the Company issued 25,000 shares to the Company’s previous legal counsel for prior legal services rendered. Based on the share price of $1.60 per share on the grant date, the fair value of these issued shares was $40,000.On the same day, the Company issued 34,700 shares to another consultant in exchange for professional services rendered. Based on the share price of $1.15 per share on the grant date, the fair value of these issued shares was $40,000.

On September 10, 2013, the Company issued 8,000 shares of common stock to a convertible note holder for partial settlement of a convertible note totaling $7,415.

On September 17, 2013, the Company issued to a consultant 12,500 shares of common stock in exchange for professional services rendered. Based on the share price of $1.60 per share on the grant date, the fair value of these issued shares was $20,000.

On September 25, 2013, the Company issued to two consultants 400,000 shares of common stock in exchange for professional services rendered. Based on the share price of $1.36 per share on the grant date, the fair value of these issued shares was $544,000.

On October 1, 2013, the Company also issued 25,000 shares of common stock to legal counsel for legal services rendered.

On October 2, 2013, the Company issued a total of 53,769 shares common stock to an investor in full settlement of a convertible note totaling $42,586.

On October 12, the Company issued 14,992 shares of common stock to a consultant for services rendered. Based on the share price of $1.34 per share on the grant date, the fair value of these issued shares was $20,000.

On November 26, 2013, the Company issued 500,000 shares of common stock pursuant to an Agreement with New Era Global Enterprises Limited.

On December 13, 2013, the Company issued to a consultant 16,949 shares of common stock in exchange for professional services rendered. Based on the share price of $1.18 per share on the grant date, the fair value of these issued shares was $20,000.

The calculation of weighted average number of shares for the year ended December 31, 2013is illustrated as follows:
	2013
	Number of shares	Weighted average number of shares

At January 1, 2013	3,943,801	3,943,801
Shares issued on January 2, 2013 for note conversion	34,247	34,153
Shares issued on January 14, 2013 for note conversion	31,250	30,137
Shares issued on January 18, 2013 for note conversion	15,625	14,897
Shares issued on April 9, 2013 for debt conversion	115,000	84,123
Share based payment made on April 26, 2013	350,000	242,603
Forfeiture of shares on April 23, 2013 for disposal of GCG	(150,000)	(103,973)
Shares issued on April 30, 2013 for debt conversion	60,000	40,438
Share based payment made on May 7, 2013	83,350	54,577
Shares issued on June 6, 2013 for debt conversion	31,250	17,894
Share based payment made on June 7, 2013	14,493	8,259
Share based payment made on September 3, 2013	25,000	8,219
Share based payment made on September 3, 2013	34,700	11,408
Shares issued on September 10, 2013 for note conversion	8,000	2,477
Share based payment made on September 17, 2013	12,500	3,630
Share based payment made on September 25, 2013	200,000	53,699
Share based payment made on October 1, 2013	200,000	53,699
Shares issued on October 2, 2013 for note conversion	53,769	13,406
Share based payment made on October 4, 2013	25,000	6,301
Share based payment made on October 12, 2013	14,992	3,327
Share based payment made on November 26, 2013	500,000	38,356
Share based payment made on December 12, 2013	16,949	929

At December 31, 2013	5,619,926	4,562,360

NOTE 14– RELATED PARTY TRANSACTION

In addition to the transactions detailed elsewhere in these financial statements, the Company and its subsidiaries entered into the following material transactions with the related parties for the year ended December 31, 2013:

	2013	2012

From discontinuing operations
China Culture Limited
Rental charges paid by Company for offices premises	$25,640	$92,305

China Culture Limited is a related party as it is a company owned by Mr. Chan Wing Hing, a Company former director resigned on April 30, 2013.

In the opinion of directors, the above transaction was entered into by the company in the normal course of business.

NOTE 15– INTEREST EXPENSES

Interest expenses for the year ended December 31 2013 and 2012 are summarized as follows:

	2013	2012

Amortization on discount of convertible note	$70,666	$51,386
Accrued interest on convertible note	31,898	2,730
Total	$102,564	$54,116

NOTE 16– CONTINGENCIES AND COMMITMENTS

As of December 31, 2013, the expected annual lease payments under operating leases are as follows:

For the year ending December 31,
2014	48,643
Total	48,643

NOTE 17- GOING CONCERN

As of December 31, 2013 the Company has accumulated deficits of $9,375,353, a positive working capital of $492,618, and also recorded a net loss from the continuing operations of $1,113,367 for the year then ended.

As of December 31, 2013 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 18 - SUBSEQUENT EVENTS

On January 7, 2014, the Company executed a one-for-twenty (1:20) reverse stock split of the Company’s common stock. This change was approved by the Company’s shareholders on November 25, 2013.

On January 12, 2014, the Company issued 39,721 shares to an investor relations firm as compensation.

On January 14, 2014, the Company entered into a Purchase and Assignment Agreement (the “Agreement”) with C&M Film Workshop Limited (“C&M”) whereby C&M is the legal and beneficial owner of certain overseas movie and entertainment distribution agreements. According to the terms of the Agreement, C&M assigned the rights to distribute all movies purchased overseas to the Company in consideration of 20,000,000 shares of restricted common stock paid to Mr. Wong Wing Fung Charlie, C&M’s sole shareholder. As a result, he owned 78.06% of the issued and outstanding shares of the Company’s common stock and held as an officer or director of the Company on the date of this filing.