Form 10-Q
period 2014-03-31
GREAT CHINA MANIA HOLDINGS, INC.
filed 2014-05-15
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

(852) 3543-1208
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

The number of shares of Common Stock, $0.01 par value, outstanding on May 15, 2014 was 25,693,357.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$920,365	$640,383
Accounts receivable	113,567	288,195
Short term loan receivable	37,973	113,883
Prepaid expenses and other receivables	174,983	185,235
Assets held for disposal	485,000	495,000
Total current assets	1,731,888	1,722,696
Property, plant and equipment	-	-
Intangible asset	190,000	-
Other assets	115,380	115,380
TOTAL ASSETS	$2,037,268	$1,838,076

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	728,165	759,126
Accrued expenses and other payables	23,939	183,874
Unearned revenue	413,721	123,648
Short-term borrowings	63,347	64,079
Convertible notes	99,351	99,351
Total current liabilities	1,328,523	1,230,078

LONG-TERM LIABILITIES
Convertible note	31,301	31,301
	31,301	31,301

TOTAL LIABILITIES	$1,359,824	$1,261,379

SHAREHOLDERS’ EQUITY
Common stock, par value $0.01; 375,000,000 shares authorized; 25,693,357 and 5,619,926 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	256,933	56,199
Additional paid in capital	9,909,357	9,909,359
Accumulated deficits	(9,490,338)	(9,390,353)
Accumulated other comprehensive loss	1,492	1,492

TOTAL SHAREHOLDERS’ EQUITY	$677,444	$576,697

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,037,268	$1,838,076

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2014	2013
CONTINUING OPERATIONS
REVENUES	$287,810	$371,391

COST OF SALES	161,482	168,269

	126,328	203,122

EXPENSES
Sales & marketing expenses	11,011	13,420
General and administrative	204,552	285,829
TOTAL OPERATING EXPENSES	215,563	299,249

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(89,235)	(96,127)

OTHER INCOME/(EXPENSE)
Other income	587	2,214
Interest expenses	-	(32,246)
Other expenses	(11,337)	(6,152)
TOTAL OTHER EXPENSE	(10,750)	(36,184)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(99,985)	(132,311)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(99,985)	$(132,311)

DISCONTINUED OPERATIONS
Net (loss) / income	-	(173,948)

NET INCOME FROM DISCONTINUED OPERATIONS	$-	$(173,948)

NET (LOSS) / INCOME FOR THE PERIOD	$(99,985)	$(306,259)

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD
Arising from continuing operations	(99,985)	(132,311)
Arising from discontinued operations	-	(173,948)

	$(99,985)	$(306,259)

LOSS PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$(0.00)	(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	22,105,301	4,017,077

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2014	2013
Cash flows from operating activities
Net loss from continuing operations	$(99,985)	$(132,311)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Amortization of discount on Convertible Notes	-	25,257
Accrued interest expense on Convertible Notes	-	6,989
Amortization of intangible asset	10,000	-
Impairment loss on other asset	10,000	-
Interest income receivable	(561)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	174,628	32,818
(Increase)/ Decrease in prepaid expenses and other receivables	10,252	10,606
(Decrease)/Increase in accounts payable	(26,892)	37,090
Increase/(Decrease) in unearned revenue	290,073	(12,107)
Increase/(Decrease) in accrued expenses and other payables	(164,736)	62,976
Net cash provided by/(used in) continuing operating activities	202,779	31,318
Net cash (used in)/provided by discontinued operating activities	-	(255,639)
Net cash (used in)/provided by operating activities	202,779	(224,321)

Cash flows from investing activities
Repayment of short-term loan receivable	76,471	-
Net cash flows from continuing investing activities	76,471	-
Net cash used in discontinued investing activities	-	(23,311)
Net cash used in investing activities	76,471	(23,311)

Cash flows from financing activities
Advance from short-term borrowings	-	2,731
Decrease in subscription receivable	-	53,844
Issue of convertible note	-	50,000
Issue of shares capital	732	-
Cash advanced to discontinued operations	-	(14,064)
Net cash provided by/(used in) continuing financing activities	732	92,511
Net cash provided by/(used in) discontinued financing activities	-	234,838
Net cash provided by/(used in) financing activities	732	327,349

Net increase /(decrease) in cash and cash equivalents
Continuing operations	279,982	123,829
Discontinued operations	-	(44,112)
	279,982	79,717
Effect of foreign exchange rate changes
Continuing operations	-	-
Discontinued operations	-	-
	-	-
Cash and cash equivalents at beginning of period
Continuing operations	640,383	174,661
Discontinued operations	-	44,112
	640,383	218,773
Cash and cash equivalents at end of period
Continuing operations	920,365	298,490
Discontinued operations	-	-
	$920,365	$298,490
Supplemental disclosure of cash flows information:

Non cash continuing financing activities:
Conversion of debt to shares	$-	$68,965
Issuance of shares for acquisition of asset	200,000	-
	$200,000	$68,965

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2014

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great China Mania Holdings, Inc. (“GMEC” or the “Company”) was incorporated in Florida on July 8, 1983. In February 2011, three subsidiaries of the Company were formed in Hong Kong and have since maintained operations. These subsidiaries are GME Holdings Limited (“GMEH”), Great China Games Limited (“GCG”) and Great China Media Limited (“GCM”). In June 2011, the Company formed another subsidiary GMEC Ventures Limited (“GMEV”) in Hong Kong. The company held those subsidiaries through two wholly-owned BVI companies known as Sharp Achieve Holdings Limited (“Sharp Achieve”) and Super China Global Limited (SCGL).

On March 16, 2011, the Company amended its Articles of Incorporation and changed the name of the Company from “Great East Bottles & Drinks (China) Holdings, Inc.” to “Great China Mania Holdings, Inc.”

On April 23, 2013, the Company disposed the entire interest in GCG to a non affiliate shareholder in exchange for the shareholder assuming the liabilities of GCG and returning 150,000 shares of the Company’s common stock back to the Company.

On May 6, 2013, the Company disposed of the entire interest in Sharp Achieve and GCM to Mr. Yau Wai Hung, a former CEO and director who resigned on April 30 2013, in exchange for his assuming the liabilities of both Sharp Achieve and GCM.

After the above disposals, the Company now only specializes in artiste and project management services operations in Hong Kong, China and the Asia-Pacific region.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended March 31, 2014 and 2013 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong Dollar (HKD) for three months ended March 31, 2014 and 2013, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2014, the results of its operations and cash flows for the three months ended for March 31, 2014 and 2013.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for a full year period.

The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2013

NOTE3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the periods ended March 31, 2014 and 2013, respectively.

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

(e)      Long-Lived Assets

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

(f)      Revenue recognition

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

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2014 and 2013, there were no dilutive securities outstanding.

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

(j)      Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The functional currency of the Company is the Hong Kong Dollar (HKD). Capital accounts of the consolidated financial statements are translated into US$ from HKD at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the period.  The translation rates are as follows:

	March 31, 2014	December 31, 2013	March 31, 2013

Period end HKD : US$ exchange rate	0.1282	0.1282	0.1282
Average for the period HKD : US$ exchange rate	0.1282	0.1282	0.1282

These translation rates are referenced to the linked rates of HKD and US$ guaranteed by the Government of Hong Kong.

(k)      Recent accounting pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance upon March 31, 2014. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2014 through the date these financial statements were issued.

NOTE 4 – SHORT TERM LOAN RECEIVABLE

During the three months ended March 31, 2014, the Company retained a short term loan amount of $37,973 issued to a third party company at 6% interest per annum with no fixed payment terms. Interest income in conjunction with this short term loan for the three months ended March 31, 2014 and 2013 was $561 and $2,107, respectively.

NOTE 5 – DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

As of March 31, 2014, the Company’s deposits, prepaid expenses and other receivables accrued expenses and other payables are summarized as follows:

	March 31, 2014	December 31, 2013

Prepaid expenses	101,712	108,779
Other receivables	70,665	70,665
Deposits paid	2,606	5,791
Total deposits, prepaid expenses and other receivables	$174,983	$185,235

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2014, the Company’s property, plant and equipment are summarized as follows:

	March 31,2014	December 31, 2013
At cost:
Computer	9,989	9,989
Less: Accumulated depreciation	9,989	9,989
Property, plant and equipment, net	$-	$-

No depreciation expense attributable to the property, plant and equipment of both continuing operations and discontinued operations for the three months ended March 31, 2014 and 2013 respectively.

NOTE 7 – INTANGIBLE ASSET

As of March 31, 2014, the Company’s intangible asset are summarized as follows:

	March 31,2014	December 31, 2013
At cost:
Movie and entertainment distribution agreements	200,000	-
Less: Accumulated amortization	(10,000)	-
Intangable asset, net	$190,000	$-

On January 14, 2014, the Company acquired certain overseas movie and entertainment distribution agreements with a consideration of 20,000,000 shares of restricted common stock to Mr. Wong Wing Fung Charlie (Wong). This contractual interest stated at par value of $0.01 and valued at $200,000. No impairment loss was recognized for the three months ended March 31, 2014. Amortization expense attributable to the intangible asset of continuing operations for the three months ended March 31, 2014 and 2013 was $10,000 and $0 respectively. On the balance sheet date and the date of this filing, Wong owned 73.95% and 38.92% of the issued and outstanding shares of the Company’s common stock separately.

NOTE 8 – OTHER ASSET

On September 25, 2013, the Company acquired a 4.5% equity interest of a restaurant that is operated in Hong Kong by a non affiliate corporation with a cash consideration of $115,380. This equity interest stated at cost and no impairment losses were recognized for the three months ended March 31, 2014 and 2013.

NOTE 9 – SHORT-TERM BORROWINGS

The Company’s short-term borrowings are unsecured, interest free advances from a non affiliate individual with no fixed repayment term.

NOTE 10 – CONVERTIBLE NOTES

On June 1, 2011, the Company issued a non-interest bearing convertible note in the amount of $256,400 ( “Note 1”) to a third party note holder (“Holder 1”), which matures on May 31, 2016. On September 30, 2011, the first installment of $128,200 on Note 1 was received. Note 1 bears a call back option exercisable by Holder 1 on the unused portion of Note 1 after 12 months from the date of Note 1. Note 1 can be converted into common stock of the Company by Holder 1 under certain conditions. During the year, a total of $0 was repaid by the Company. As of December 31, 2013, Note 1 did not qualify to be converted under those conditions and is therefore not dilutive.

On February 20, 2013, the Company issued another 12% convertible note in the amount of $50,000 (“Note 5”) to another third party note holder (“Holder 3”). Note 5 mature on November 20, 2013 and was fully received on March 4, 2013. The outstanding principal balance plus any accrued interest under Note 5 is convertible into common stock of the Company after 180 days from the date of issued with a 40% discount over the convertible price upon the option of Holder 3. The conversion price is determined by the average of the lowest 3 closing bid prices out of the 10 days prior to the Conversion Date. As of March 31, 2014, fair value adjustment on option amounted to $35,333 and unamortized debt discount amount to $0. Debt discount is being amortized using effective interest method over the life of Note 5. For three months ended March 31, 2014, the amortization of debt discount of $0 was charged to Statement of Operations. Accrued interest expense of Note 5 for the three months ended March 31, 2014 was $0. On September 10, 2013, part of the note of $7,415 was converted into 8,000 shares of common stock by the holder. On October 2, 2013, part of the note of $42,586 was converted into 53,769 shares of common stock by the holder. The gross outstanding balance of Note 5 at March 31, 2014 was $11,018 after deducting the partial settlement of $77,315 by shares. As of March 31, 2014, Note 5 qualified to be converted 11,038 shares of common stock under the conditions of Note 5 and is therefore dilutive.

On April 22, 2013, the Company issued another 12% convertible note in the amount of $50,000 (“Note 6”) to Holder 3. Note 6 mature on January 22, 2014 and was fully received on June 14, 2013. The outstanding principal balance plus any accrued interest under Note 6 is convertible into common stock of the Company after 180 days from the date of issued with a 40% discount over the convertible price upon the option of Holder 3. The conversion price is determined by the average prices of the 5 days prior to the Conversion Date. As of March 31, 2014, fair value adjustment on option amounted to $35,333 and unamortized debt discount amount to $0. Debt discount is being amortized using effective interest method over the life of Note 6. For the three months ended March 31, 2014, the amortization of debt discount of $0 was charged to Statement of Operations. Accrued interest expense of Note 6 for the three months ended March 31, 2014 was $0. As of March 31, 2014, Note 6 qualified to be converted 88,333 shares of common stock under the conditions of Note 6 and is therefore dilutive.

Total interest expense in connection with Note 2, Note 3 and Note 4 for he three months ended March 31, 2014 and 2013 were $0 and $32,246, respectively. Total interest expenses in connection with all Convertible Notes for the three months ended March 31, 2014 and 2013 amounted to $0 and $32,246 respectively.

The convertible notes as of the year-end dates are summarized as follows:

	March 31,2014	December 31, 2013
Noncurrent liabilities:
Non-interest bearing convertible note	$31,301	$31,301

Current liabilities:
12% convertible note 5, net (including fair value adjustment on option $ 35,333, accrued interest expense $3,000)	11,018	11,018
12% convertible note 6, net (including fair value adjustment on option $ 35,333, accrued interest expense $3,000)	88,333	88,333
	99,351	99,351

Total convertible note outstanding	$130,652	$130,652

NOTE 11 – COMMON STOCK AND WEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

On January 7, 2014 the Company issued 95 shares of common stock to round up the variance raised form the reverse split executed.

On January 12, 2014 the Company issued 39,721 shares of common stock at the par value of $0.01 for a cash consideration of $397.

On January 17, 2014 the Company issued 20,000,000 shares of common stock to pursuant to an Agreement with C&M Film Workshop Limited.

On March 17, 2014 the Company issued 33,615 shares of common stock at the par value of $0.01 for a cash consideration of $335.

The calculation of common stock as at March 31, 2014 and weighted average number of shares for the three months ended March 31, 2014 is illustrated as follows:

	Number of shares	Weighted average number of shares

Issued and outstanding as of January 1, 2014	5,619,926	5,619,926
Issuance of share on January 7, 2014 for reverse split executed	95	89
Issuance of share on January 12, 2014 for cash consideration of $397	39,721	34,866
Issuance of share on January 17, 2014 for pursuant to a sales and purchase agreement	20,000,000	16,444,444
Issuance of share on March 17, 2014 for cash consideration of $335	33,615	5,976

Issued and outstanding as of March 31, 2014	25,693,357	22,105,301

NOTE 12 – INTEREST EXPENSES

Interest expenses for the three months ended March 31, 2014 and 2013 are summarized as follows:

	2014	2013

Amortization on discount of convertible note	$-	$25,257
Accrued interest on convertible note	-	6,989
Total	$-	$32,246

NOTE 13 – CONTINGENCIES AND COMMITMENTS

As of March 31, 2014, the expected annual lease payments under the Company continuing operating leases are as follows:

For the year ending December 31,
2014	27,797
Total	27,797

NOTE 14- GOING CONCERN

As of March 31, 2014, the Company has accumulated deficits of $9,490,338 a positive working capital of $413,365, and also recorded a net loss from the continuing operations of $99,985 for the three months then ended.

As of March 31, 2014, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Results of Continuing Operations – Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013.

The following table summarizes the results of our continuing operations during the three-month periods ended March 31, 2014 and 2013, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended March 31, 2013 to the three-month period ended March 31, 2014.

	Three months ended March 31,		Increase
	2014	2013	(decrease)	% Change
Revenue	$287,810	$371,391	$(83,581)	(22.50%)
Cost of sales	161,482	168,269	(6,787)	(4.03%)
Gross profit	126,328	203,122	(76,794)	(37.81%)
Sales & marketing	11,011	13,420	(2,409)	(17.95%)
General & administrative	204,552	285,829	(81,277)	(28.44%)
Loss from operations	(89,235)	(96,127)	(6,892)	(7.17%)
Other income (expense)	(10,750)	(36,184)	(25,434)	(70.29%)
Income tax expenses	-	-	-	N/A
Net loss from continuing operations	$(99,985)	$(132,311)	$(32,326)	(24.44%)

Revenues decreased by $83,581 to $287,810 for the three months ended March 31, 2014 as compared to $371,391 for the same period in 2013, representing a 22.50% decrease. The decrease in revenue was mainly due to the decrease in revenue of promotion events in Mainland China.

Cost of sales

Cost of sales decreased by $6,787 to $161,482 for the three months ended March 31, 2014 as compared to $168,269 for the same period in 2013, representing a 4.03% decrease. The increase were mainly due to the decrease of other direct cost by $20,104 offset by the increase in artiste fee by $4,227 and agency fee by $9,090.

Gross margin

Gross margin decreased by $76,794 to $126,328 for the three months ended March 31, 2014 as compared to $203,122 for the same period in 2013, representing a 37.81% decrease. The decrease was mainly due to 1) the decrease of promotion events revenue in Mainland China by $83,581, 2) the increase of artiste fee and agency by $13,317 offset the decrease of other direct cost by $20,104.

Sales & marketing expenses

Sales & marketing expenses decreased by $2,409 to $11,011 for the three months ended March 31, 2014 as compared to $13,420 for 2013, representing a 17.95% decrease. The decrease was mainly due to the increase of advertising expenses by $10,218 offset the decrease of other sales & marketing expenses by $12,627 in aggregate.

General and administrative

The following table summarizes general and administrative expenses during the three-month periods ended March 31, 2014 and 2013, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended March 31, 2013 to the three-month period ended March 31, 2014.

	Three months ended March 31,		Increase
	2014	2013	(decrease)	% Change

Payroll cost	151,183	139,511	11,672	8.37%
Rental expenses	26,881	32,016	(5,135	(16.04%)
Legal and professional fee	7,777	109,749	(101,972)	(92.91%)
Miscellaneous	18,711	4,553	14,158	310.96%
	204,552	285,829	(81,277)	28.44%

Payroll cost increased by $11,672 to $151,183 for the three months ended March 31, 2014 as compared to $139,511 for the same period in 2013, representing an 8.37% increase. The increase was mainly due to the salary adjustment of employees newly recruited in 2014.

Rental expenses decreased by $5,135 to $25,625 for the three months ended March 31, 2014 as compared to $32,016 for the same period in 2013, representing a 16.04% decrease. The decrease was mainly due to rent saved by the relocation of Guangzhou office in December 2013.

Legal and professional fee increased by $101,972 to $7,777 for the three months ended March 31, 2014 as compared to $109,749 for the same period in 2013, representing a 92.91% increase. The decrease was mainly due to 1.) a business development consultation fee $70,000 paid in 2013, 2.) a legal consultation fee $18,000 paid in 2013, 3.) a decrease of press release expenses $8,275 and 4.) a decrease of legal related disbursement by $5,697 in aggregate.

Miscellaneous expenses increased by $14,158 to $18,711 for the three months ended March 31, 2014 as compared to $4,553 for the same period in 2013, representing a 91.32% increase. The increase was mainly due to the increase of repair and maintenance expenses by $4,400 and the increast of amortization expenses by $10,000 offset the decrease of the other general expenses by $242 in aggregate.

Net loss from continuing operations

Net loss from continuing operations decreased by $32,326 to a net loss of $99,985 for the three months ended March 31, 2014 as compared to $132,311 for the same period in 2013.

Liquidity and Capital Resources

Cash

Our cash balance of continuing operations as of March 31, 2014 was $920,365, representing an increase of $279,982 as compared to $640,383 as of December 31, 2013.

Cash flow

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 amounted to $202,779 compared to $31,318 in the same period of 2013. The change of $171,461 was mainly due to: 1.) an increase of $302,180 in unearned revenue, 2.)  a decrease of $141,456 in trade and other receivable, and 3.) a decrease of $232,296 in net loss before offset by an increase of 4.) $10,000 in impairment loss of asset,  5.) $10,000 in,amortization expenses, and a decrease of 6.) $7,550 of interest income,  7.) $25,275 of interest payable , and 8.) $291,694 in trade and other payable.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2014 amounted to compared to $0 for the same period of 2013.The change of $76,471 was primarily due to the repayment of short-term loan receivable by $76,471.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 amounted to $732 compared to net cash provided by financing activities of $92,511 in the same period of 2013. The change of $91,779 was primarily due to the fact that the company only issued 73,336 shares for the three months ended March 31, 2014 in compared to all other financing activities occurred in the same period of 2013.

Working capital

Our net current assets increased by $1,079,087 to $403,365 as of March 31, 2014 from net current liabilities of as of March 31, 2013.

As of March 31, 2014 we may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. We intend to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation does not have a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the three months ended March 31, 2014 were denominated in HKD and were converted into US dollars at the exchange rate of 7.8 to 1. There can be no assurance that HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of HKD relative to the US dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, and our Principal Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation and as described below under “Management’s Report on Internal

Control Over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

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

ITEM 1. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 1A. RISK FACTORS

No material change since the filing of the 10-K on April 14, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 7, 2014 the Company issued 95 shares of common stock to round up the variance raised form the reverse split executed.

On January 12, 2014 the Company issued 39,721 shares of common stock at the par value of $0.01 for a cash consideration of $397.

On January 17, 2014 the Company issued 20,000,000 shares of common stock to pursuant to an Agreement with C&M Film Workshop Limited.

On March 17, 2014 the Company issued 33,615 shares of common stock at the par value of $0.01 for a cash consideration of $335.

Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED].

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

Date: May 15, 2014

By:	/S/ Kwong Kwan Yin Roy
Kwong Kwan Yin Roy
Chief Executive Officer and Director

Date: May 15, 2014