Form 10-Q
period 2014-06-30
GREAT CHINA MANIA HOLDINGS, INC.
filed 2014-08-08
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of Common Stock, $0.01 par value, outstanding on August 6, 2014 was 25,824,317.

GREAT CHINA MANIA HOLDINGS, INC. (FORMERLY KNOWN AS GREAT EAST BOTTLES & DRINKS (CHINA) HOLDINGS, INC.) AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$581,350	$640,383
Accounts receivable	125,841	288,195
Short term loan receivable	-	113,883
Prepaid expenses and other receivables	254,939	185,235
Assets held for disposal	-	495,000

Total current assets	962,130	1,722,696
Property, plant and equipment	-	-
Intangible asset	180,000	-
Other assets	115,380	115,380

TOTAL ASSETS	$1,257,510	$1,838,076

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	377,032	759,126
Accrued expenses and other payables	21,087	183,874
Unearned revenue	468,348	123,648
Short-term borrowings	63,347	64,079
Convertible note payable	88,333	99,351
Total current liabilities	1,018,147	1,230,078

LONG-TERM LIABILITIES
Long-term Convertible note	31,301	31,301
	31,301	31,301

TOTAL LIABILITIES	$1,049,448	$1,261,379

SHAREHOLDERS’ EQUITY
Common stock, par value $0.01; 375,000,000 shares authorized; 25,193,357 and 5,619,926 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	251,932	56,199
Additional paid in capital	9,414,359	9,909,359
Accumulated deficits	(9,459,721)	(9,390,353)
Accumulated other comprehensive income	1,492	1,492

TOTAL SHAREHOLDERS’ EQUITY	208,062	576,697

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,257,510	$1,838,076

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
CONTINUING OPERATIONS
REVENUES	$531,820	$613,389	$819,630	$984,780

COST OF SALES	336,655	418,204	498,137	586,473

GROSS PROFIT	195,165	195,185	321,493	398,307

EXPENSES
Sales & marketing expenses	11,240	8,409	22,251	21,829
General and administrative	178,787	452,023	383,339	737,852
TOTAL OPERATING EXPENSES	190,027	460,432	405,590	759,681

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	5,138	(265,247)	(84,097)	(361,374)

OTHER INCOME/(EXPENSE)
Other income	26,379	2,979	26,966	5,193
Interest expense	-	(33,476)	-	(65,722)
Other expenses	(900)	(7,828)	(12,237)	(13,980)
TOTAL OTHER EXPENSE	25,479	(38,325)	14,729	(74,509)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	30,617	(303,572)	(69,368)	(435,883)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME / (LOSS) FROM CONTINUING OPERATIONS	$30,617	$(303,572)	$(69,368)	$(435,883)

DISCONTINUED OPERATIONS
Net loss	-	(328,017)	-	(501,965)
Gain on disposal of discontinued operations	-	697,649	-	697,649

NET INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	$-	$369,632	$-	$195,684

NET INCOME / (LOSS) FOR THE PERIOD	$30,617	$66,060	$(69,368)	$(240,199)

OTHER COMPREHENSIVE INCOME	-	-	-	-

TOTAL COMPREHENSIVE INCOME / (LOSS) FOR THE PERIOD
Arising from continuing operations	30,617	(303,572)	(69,368)	(435,883)
Arising from discontinued operations	-	369,632	-	195,684
	$30,617	$66,060	$(69,368)	$(240,199)
BASIC INCOME / LOSS PER SHARE – CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	25,660,390	3,483,800	23,892,480	3,483,800

DILUTED INCOME / LOSS PER SHARE – CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	26,111,068	3,483,800	23,892,480	3,483,800

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2014		2013
Cash flows from operating activities
Net loss from continuing operations		$(69,368)	$(435,883)
Amortization of discount on Convertible Note		-	36,707
Amortization of intangible asset		20,000	-
Net gain on asset hold for disposal		(5,000)	-
Gain on conversion of debt notes into shares		(11,018)	-
Accrued interest expense		-	29,015
Share based payments		-	154,800
Changes in operating assets and liabilities:
Decrease / (Increase) in accounts receivable		162,354	(59,287)
Increase in prepaid expenses and other receivables		(69,704)	(39,014)
(Decrease) / Increase in accounts payable		(382,094)	167,865
Increase in unearned revenue		344,700	9,969
Increase / (Decrease) in accrued expenses and other payables		(163,518)	183,533
Net cash provided by continuing operating activities		(173,648)	47,705
Net cash used in discontinued operating activities		-	(370,745)
Net cash (used in) / provided by operating activities		(173,648)	(323,040)

Cash flows from investing activities
Net cash used in continuing investing activities		-	-
Net cash used in discontinued investing activities		-	(1,282)
Net cash used in investing activities		-	(1,282)

Cash flows from financing activities
Decrease in subscription receivable		-	390,462
Proceed from short-term loan receivable		113,883	-
Issuance of convertible note		-	100,000
Issuance of shares capital		732	-
Repayment of convertible note		-	(125,859)
Net cash provided by / (used in) continuing financing activities		114,615	364,603
Net cash provided by / (used in) discontinued financing activities		-	327,915
Net cash provided by / (used in) financing activities		114,615	692,518

Net increase / (decrease) in cash and cash equivalents
Continuing operations		(59,033)	412,308
Discontinued operations		-	(44,112)
		(59,033)	368,196
Cash and cash equivalents at beginning of period
Continuing operations		640,383	174,661
Discontinued operations		-	44,112
		640,383	218,773
Cash and cash equivalents at end of period
Continuing operations		581,350	586,969
Discontinued operations		-	-
		$581,350	$586,969
Supplemental disclosure of cash flows information:
Non cash financing activities:
Conversion of debt to shares	$		$128,965
Shares cancelled for disposal of asset		(500,000)	(54,000)
Issuance of shares for acquisition of asset		200,000	-

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great China Mania Holdings, Inc. (“GMEC” or the “Company”) was incorporated in Florida on July 8, 1983 and adopted the current name on March 16, 2011. In February 2011, the Company formed a subsidiary GME Holdings Limited (“GMEH”)  that specialized in artist and project management services operation. In June 2011, the Company formed another subsidiary GMEC Ventures Limited (“GMEV”), a Hong Kong company, and maintained for holding future investment if any. In January 2014, the Company formed another subsidiary GME Distribution Workshop Limited (“GMED”), a Hong Kong company, and specialized in distribution of movies. The company held those subsidiaries though a wholly-owned BVI companies known as Super China Global Limited (SCGL).

On May 21, 2014, the Company entered into a letter of intent with Concept X Limited (“Concept X”) for the proposed acquisition of its 100% equity interest. The closing of this proposed acquisition is subject to the Company’s due diligence review, audit review and the signing of definitive agreement.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three and six months ended June 30, 2014 and 2013 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong Dollar (HKD) for three and six months ended June 30, 2014 and 2013, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2014, the results of its operations and cash flows for the three and six months ended for June 30, 2014 and 2013.

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for a full year period.

The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2013.

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

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the three and six months ended June 30, 2014 and 2013, respectively.

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

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2014 and 2013, there were 450,678 shares and 0 shares of dilutive securities outstanding separately.

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

	June 30, 2014	December 31, 2013	June 30, 2013

Period end HKD : US$ exchange rate	0.1282	0.1282	0.1282
Average for the period HKD : US$ exchange rate	0.1282	0.1282	0.1282

(j)      Recent accounting pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2014 through the date these financial statements were issued.

NOTE 4 – SHORT-TERM LOAN RECEIVABLE

 On May 2, 2014, the short term loan to a third party was fully repaid in cash. This short term loan was bearing interest at 6% per annum with no fixed payment terms. Interest income in conjunction with this short term loan for the six months ended June 30, 2014 and 2013 was $561 and $4,246, respectively.

NOTE 5  – DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

As of June 30, 2014, the Company’s deposits, prepaid expenses and other receivables are summarized as follows:
	June 30, 2014	December 31, 2013

Prepaid expenses	181,668	108,779
Other receivables	70,665	70,665
Deposits paid	2,606	5,791
Total deposits, prepaid expenses and other receivables	$254,939	$185,235

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2014, the Company’s property, plant and equipment are summarized as follows:

	June 30,2014	December 31, 2013
At cost:
Computer	9,989	9,989
Less: Accumulated depreciation	9,989	9,989
Property, plant and equipment, net	$-	$-

No depreciation expense attributable to the property, plant and equipment of both continuing operations and discontinued operations for the six months ended June 30, 2014 and 2013 respectively.

NOTE 7 – INTANGIBLE ASSET

As of June 30, 2014, the Company’s intangible asset is summarized as follows:

	March 31,2014	December 31, 2013
At cost:
Movie and entertainment distribution agreements	200,000	-
Less: Accumulated amortization	(20,000)	-
Intangible asset, net	$180,000	$-

On January 14, 2014, the Company purchased certain overseas movie and entertainment distribution agreements with a consideration of 20,000,000 shares of restricted common stock to a non affiliate individual. This contractual interest stated at par value of $0.01 and valued at $200,000. No impairment loss was recognized for the six months ended June 30, 2014. Amortization expense attributable to the intangible asset of continuing operations for the six months ended June 30, 2014 and 2013 was $20,000 and $0 respectively.

NOTE 8 – OTHER ASSET

The Company acquired a 4.5% entity interest of a restaurant that operated in Hong Kong by a non affiliate corporation with a cash consideration of $115,380 on September 25, 2013. This entity interest stated at cost and no impairment losses was recognized for the six months ended June 30, 2014.

NOTE 9 – ASSET HOLD FOR DISPOSAL

On June 25, 2013, the Company cancelled 500,000 shares of the Company common stock from a non affiliate shareholder to reverse a licensing right granted. A gain of $5,000 was recorded for the six month ended June 30, 2014.

NOTE 10 – SHORT TERM BORROWINGS

The short-term borrowings are unsecured, interest free advances from a non affiliate individual with no fixed repayment term. On July 7, 2014, the Company converted a total of $63,096 short term borrowings into 630,960 shares of common stock of the Company.

NOTE 11 – UNEARNED REVENUE

As of June 30, 2014, the Company’s unearned revenue is summarized as follows:

	June 30, 2014	December 31, 2013

Receipt in advance for future artist performance	465,829	113,425
Presales of artist related merchandise	2,519	10,223
Total unearned revenue	$468,348	$123,648

No amortization expense attributable to the unearned revenue of continuing operations for the six months ended June 30, 2014 and 2013 respectively.

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

On April 22, 2013, the Company issued another 12% convertible note in the amount of $50,000 (“Note 6”) to Holder 3. Note 6 matured on January 22, 2014 and was fully received on June 14, 2013. The outstanding principal balance plus any accrued interest under Note 6 is convertible into common stock of the Company after 180 days from the date of issued with a 40% discount over the convertible price upon the option of Holder 3. The conversion price is determined by the average prices of the 5 days prior to the Conversion Date. As of June 30, 2014, fair value adjustment on option amounted to $35,333 and unamortized debt discount amount to $0. Debt discount is being amortized using effective interest method over the life of Note 6. For the six months ended June 30, 2014, the amortization of debt discount of $0 was charged to Statement of Operations. Accrued interest expense of Note 6 for the six months ended June 30, 2014 was $0. As of June 30, 2014, Note 6 qualified to be converted 450,678 shares of common stock under the conditions of Note 6 and is therefore dilutive.

Total interest expense in connection with other fully repaid convertible notes for the six months ended June 30, 2014 and 2013 were $0 and $27,865 respectively.

The convertible notes as of the balance sheet date are summarized as follows:

	June 30, 2014	December 31, 2013
Noncurrent liabilities:
Non-interest bearing convertible note	$31,301	$31,301

Current liabilities:
12% convertible note 5, net	-	11,018
12% convertible note 6, net (including fair value adjustment on option $ 35,333, accrued interest expense $3,000)	88,333	88,333
	88,333	99,351

Total note outstanding	$119,634	$130,652

NOTE 13 – COMMON STOCK ANDWEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

On January 7, 2014 the Company issued 95 shares of common stock to round up the variance raised form the reverse split executed.

On January 12, 2014 the Company issued 39,721 shares of common stock at the par value of $0.01 for a cash consideration of $397.

On January 17, 2014 the Company issued 20,000,000 shares of common stock to pursuant to an Agreement valued $200,000 with C&M Film Workshop Limited.

On March 17, 2014 the Company issued 33,615 shares of common stock at the par value of $0.01 for a cash consideration of $335.

On June 25, 2014, the Company cancelled 500,000 shares of common stock from a non affiliate shareholder in exchange of an asset held for disposal.

The calculation of common stock as at June 30, 2014 and weighted average number of shares for the six months ended June 30, 2014 is illustrated as follows:

	Number of shares	Weighted average number of shares

Issued and outstanding as of January 1, 2014	5,619,926	5,619,926
Issuance of share on January 7, 2013 for reverse split executed	95	92
Issuance of share on January 12, 2013 for cash consideration of $397	39,721	37,307
Issuance of share on January 17, 2013 for pursuant to a sales and purchase agreement	20,000,000	18,232,044
Issuance of share on March 17, 2013 for cash consideration of $335	33,615	19,686
Forfeiture of shares on June 25, 2013 for disposal of asset	(500,000)	(16,575)

Issued and outstanding as of June 30, 2014	25,193,357	23,892,480

NOTE 14 – INTEREST EXPENSES

Interest expenses for the six months ended June 30, 2014 and 2013 are summarized as follows:

	2014	2013

Amortization on discount of convertible note	$-	$36,707
Accrued interest on convertible note	-	29,015
Total	$-	$65,722

NOTE 15  – CONTINGENCIES AND COMMITMENTS

On May 21, 2014, the Company committed to issuing 500,000 shares of common for 100% of the equity interests in Concept X Limited. The parties have agreed to a due diligence period and are still negotiating the acquisition. At the date of this filing, the terms have not been finalized.

At June 30, 2014, the expected annual lease payments under the Company and its subsidiaries’ operating leases are as follows:

For the year ended December 31,
2014	$47,184
2015	96,564
Total operating leases commitment	$143,748

NOTE 16- GOING CONCERN

As of June 30, 2014 the Company has accumulated deficits of $9,459,721 a negative working capital of $56,017, and also recorded a net loss from the continuing operations of $69,368 for the six months then ended.

As of June 30, 2014, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 17- SUBSEQUENT EVENTS
On July 7, 2014, the Company converted a total of $63,096 short term borrowings into 630,960 shares of common stock of the Company.

On August 1, 2014, the Company terminated the proposed acquisition of 100% equity interest in Phaedra Media Group Limited (“PMG”) that entered into a letter of intent dated June 12, 2014 by giving one month notice in writing to PMG without other consideration.

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

Our estimate of the reliability of the deferred tax assets will change as the Company becomes more profitable.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Continuing Operations – Three Months Ended June 30, 2014 as Compared to Three Months Ended June 30, 2013.

The following table summarizes the results of our continuing operations during the three-month period ended June 30, 2014 and 2013, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended June 30, 2013 to the three-month period ended June 30, 2014.

	Three months ended June 30,
	2014	2013	Increase / (decrease)	% Change
Revenue	$531,820	$613,389	$(81,569)	(13.30%)
Cost of sales	336,655	418,204	(81,549)	(19.50%)
Gross profit	195,165	195,185	(20)	0.01%
Sales & marketing	11,240	8,409	2,831	33.67%
General & administrative	178,787	452,023	(273,236)	(60.45%)
Income /(Loss) from operations	5,138	(265,247)	270,385	(101.94%)
Other expense	25,479	(38,325)	63,804	(166.48%)
Income tax expenses	-	-	-	N/A
Net income/(loss) from continuing operations	$30,617	$(303,572)	$334,189	101.14%

Revenues

Revenues decreased by $81,569 to $531,820 for the three months ended June 30, 2014 as compared to $613,389 for the same period in 2013, representing a 13.30% decrease. The decrease in revenue was mainly due to the loss of a material sales contract values $120,312 in 2014 offset the increase of revenue generated in overseas in by $38,743 in aggregate.

Cost of sales

Cost of sales decreased by $81,549 to $336,655 for the three months ended June 30, 2014 as compared to $418,204 for the same period in 2013, representing a 19.50% decrease. The decreases were mainly due to the decrease of artist fee by $121,265 offset the increase of agency fee by $260 and other direct cost by $39,456 in aggregate.

Gross margin

Gross margin decreased by $20 to $195,165 for the three months ended June 30, 2014 as compared to $195,185 for the same period in 2013, representing a 0.01% decrease. The gross margin remains stable in both periods.

Sales & marketing expenses

Sales & marketing expenses increased by $2,831 to $11,240 for the three months ended June 30, 2014 as compared to $8,409 for 2013, representing a 33.67% increase. The increase was mainly due to the increase of advertising expenses by $4,901 offset the decrease of other sales & marketing expenses by $2,070 in aggregate.

General and administrative

The following table summarizes general and administrative expenses during the three-month period ended June 30, 2014 and 2013, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended June 30, 2013 to the three-month period ended June 30, 2014:

	Three months ended June 30,
	2014	2013	Increase (decrease)	% Change

Payroll cost	123,391	106,916	16,475	15.41%
Rental expenses	24,850	27,008	(2,158)	(7.99%)
Legal and professional fee	13,528	306,990	(293,462)	(95.59%)
Miscellaneous	17,018	11,109	5,909	53.19%
	178,787	452,023	(273,236)	(60.45%)

Payroll cost increased by $16,475 to $123,391 for the three months ended June 30, 2014 as compared to $106,916 for the same period in 2013, representing a 15.41% increase. The increase was mainly due to the salary adjustment of employees newly recruited in the first quarter of 2014.

Rental expenses decreased by $2,158 to $24,850 for the three months ended June 30, 2014 as compared to $27,008 for the same period in 2013, representing a 7.99% decrease. The decrease was mainly due to rent saved by the relocation of Guangzhou office in December 2013.

Legal and professional fee decreased by $293,462 to $13,528 for the three months ended June 30, 2014 as compared to $306,990 for the same period in 2013, representing a 95.59% decrease. The decrease was mainly due to the saving of 1.) a business development consultation fee $236,000, 2.) legal cost relating of acquisition of asset $3,634, 3.) press release expenses by $46,962 4.) legal cost relating to convertible note $2,500 and 4.) legal related disbursement by $4,366 in aggregate.

Miscellaneous expenses increased by $5,909 to $17,018 for the three months ended June 30, 2014 as compared to $11,109 for the same period in 2013, representing a 53.19% increase. The increase was mainly due to the increase of amortization expense $10,000 offset by the decrease of all other expenses of $4,091 in aggregate.

Net income / (loss) from continuing operations

Net income from continuing operations increased by $334,189 to $30,617 for the three months ended June 30, 2014 as compared to a net loss of $303,572 for the same period in 2013.

Results of Continuing Operations – Six Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2013.

The following table summarizes the results of our continuing operations during the six-month period ended June 30, 2014 and 2013, and provides information regarding the dollar and percentage increase / (decrease) from the six-month period ended June 30, 2013 to the six-month period ended June 30, 2014.

	Six Months ended June 30,		Increase
	2014	2013	(decrease)	% Change

Revenue	$819,630	984,780	(165,150)	(16.77%)
Cost of sales	498,137	586,473	(88,336)	(15.06%)
Gross profit	321,493	398,307	(76,814)	(19.29%)
Sales & marketing	22,251	21,829	422	1.93%
General & administrative	383,339	737,852	(354,513)	(48.05%)
Loss from operations	(84,097)	(361,374)	277,277	(76.73%)
Other income (expense)	14,729	(74,509)	89,238	(119.77%)
Provision for taxation	-	-	-	N/A
Net loss from continuing operations	$(69,368)	$(435,883)	366,515	(84.09%)

Revenues

Revenues decreased by $165,150 to $819,630 for the six months ended June 30, 2014 as compared to $984,780 for the same period in 2013. The decrease in revenue was mainly due to the loss of a material sales contract values $120,312 in the second quarter of 2014 and the decrease of overseas promotion events revenue by $44,838 in aggregate.

Cost of sales

Cost of sales decreased by $88,336 to $498,137for the six months ended June 30, 2014 as compared to $586,473 for the same period in 2013. The decreases were mainly due to the increase of other direct cost by $31,922 in aggregate offset by the decrease of artist fee by $120,258.

Gross margin

Gross margin decreased by $76,814 to $321,493 for the six months ended June 30, 2014 as compared to $398,307 for the same period in 2013. The decreases were mainly due to 1.) the loss of a single spoke person contract values $120,312 in the second quarter of 2014, 2.) decrease of overseas promotion events revenue by $44,838 in aggregate, 3.) Increase of other direct cost by $31,922 in aggregate offset by 4.) Decrease of artist fee by $120,258.

Sales & marketing expenses

Sales & marketing expenses increased by $422 to $22,251 for the six months ended June 30, 2014 as compared to $21,829 for the same period in 2013. The sales & marketing expenses remain stable in both periods

General and administrative

The following table summarizes general and administrative expenses during the six-month period ended June 30, 2014 and 2013, and provides information regarding the dollar and percentage increase / (decrease) from the six-month period ended June 30, 2013 to the six-month period ended June 30, 2014.

	Six Months ended June 30,
	2014	2013	Increase (decrease)	% Change

Payroll cost	274,574	246,427	28,147	11.42%
Rental expenses	51,731	59,024	(7,293)	(12.36%)
Legal and professional fee	21,305	416,739	(395,434)	(94.89%)
Miscellaneous	35,729	15,662	20,067	128.13%
	383,339	737,852	(354,513)	(48.05%)

Payroll cost increased by $28,147 to $274,574 for the six months ended June 30, 2014 as compared to $246,427 for the same period in 2013, representing an 11.42% increase. The increase was mainly due to the salary adjustment of employees newly recruited in the first quarter of 2014.

Rental expenses decreased by $7,293 to $51,731 for six months ended June 30, 2014 as compared to $59,024 for the same period in 2013, representing a 12.36% decrease. The decrease was mainly due to rent saved by the relocation of Guangzhou office in December 2013.

Legal and professional fees decreased by $395,434 to $21,305 for the six months ended June 30, 2014 as compared to $416,739 for the same period in 2013, representing a 94.89% decrease. The decrease was mainly due to the saving of 1.) a business development consultation fee by $306,000, 2.) a legal consultation fee by $18,000, 3.) legal cost relating to convertible note by $5,000, 4.) press releasing expenses by $62,359, and 5.) legal related disbursement by $4,075 in aggregate.

Miscellaneous expenses increased by $20,067 to $35,729 for the six months ended June 30, 2014 as compared to $15,662 for the same period in 2013, representing a 128.13% increase. The increase was mainly due to the increase of amortization expense $20,000 and all other expenses of $67 in aggregate.

Net loss from continuing operations

Net loss from continuing operations decreased by $366,515to a net loss of $69,368 for the six months ended June 30, 2014 as compared to $435,883 for the same period in 2013.

Liquidity and Capital Resources

Cash

Our cash balance as of June 30, 2014 was $581,350, representing a decrease of $59,033 as compared to $640,383 as of December 31, 2013.

Cash flow

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2014 amounted to $173,648 compared to net cash provided by operating activities of $47,705 in the same period of 2013. The change of $221,641 was mainly due to a decrease of: 1.) $897,010 in trade and other payable, and 2.) $61,477 in net interest payable, 3.) $154,800 in share based payment, and 4.) $5,000 in gain on disposal of asset offset by a decrease of: 5.) $355,497 in net loss, 6.)$186,706 in trade and other receivable, and an increase of  7.) $334,731 in unearned revenue, and 8.)$20,000 in amortization expenses.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 amounted to $114,615 compared to net cash used in financing activities of $364,603 in the same period of 2013. The change of $249,988 was primarily due to the net proceeds from the short term receivable $113,883 and the issuance of 73,336 shares by $732 for the six months ended March 31, 2014 in compared to the net proceeds from subscription receivable by $390,462 offset by the net repayment of convertible loan by $25,859 in the same period of 2013.

Working capital

Our net current liabilities decreased by $56,232 to $56,017 June 30, 2014 from that of $112,249 as of June 30, 2013.

As of June 30, 2014, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation does not have a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the six months ended June 30, 2014 were denominated in HKD and were converted into US dollars at the exchange rate of 7.8 to 1. There can be no assurance that HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of HKD relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, and our Principal Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting.

Control Over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 7, 2014, the Company converted a total of $63,096 short term borrowings into 630,960 shares of common stock of the Company.

Issuer Purchases of Equity Securities

On June 25, 2014, the Company cancelled 500,000 shares of common stock from a non affiliate shareholder in exchange of an asset held for disposal.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED].

ITEM 5.OTHER INFORMATION

On August 1, 2014, the Company terminated the proposed acquisition of 100% equity interest in Phaedra Media Group Limited (“PMG”) that entered into a letter of intent dated June 12, 2014 by giving one month notice in writing to PMG without other consideration.

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

Date: August 6, 2014

By:           /S/ Kwong Kwan Yin Roy
Kwong Kwan Yin Roy
Chief Financial Officer

Date: August 6, 2014