Form 10-Q
period 2014-09-30
GREAT CHINA MANIA HOLDINGS, INC.
filed 2014-11-13
CIK 1382112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of Common Stock, $0.01 par value, outstanding on November 11, 2014 was 26,433,094.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements
Condensed Consolidated Balance Sheets, September 30, 2014 (Unaudited) and December 31, 2013 (Audited)
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three months and Nine months ended September 30, 2014 and 2013 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2014 and 2013 (Unaudited)
Notes to the Unaudited Condensed Consolidated Financial Statements
Item 2	Management’s Discussion and Analysis or Plan of Operation
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4	Controls and Procedures

PART II – OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Mine Safety Disclosures
Item 5	Other Information
Item 6	Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$432,548	$640,383
Accounts receivable	259,793	288,195
Short term loan receivable	114,195	113,883
Prepaid expenses and other receivables	335,738	185,235
Assets held for disposal	-	495,000

Total current assets	1,142,274	1,722,696
Property, plant and equipment	-	-
Intangible asset	170,000	-
Other assets	115,380	115,380

TOTAL ASSETS	$1,427,654	$1,838,076

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	428,091	759,126
Accrued expenses and other payables	2,514	183,874
Unearned revenue	496,765	123,648
Short-term borrowings	115,447	64,079
Convertible note payable	88,333	99,351
Total current liabilities	1,131,150	1,230,078

LONG-TERM LIABILITIES
Long-term Convertible note	31,301	31,301
	31,301	31,301

TOTAL LIABILITIES	$1,162,451	$1,261,379

SHAREHOLDERS’ EQUITY
Common stock, par value $0.01; 375,000,000 shares authorized; 25,974,317 and 5,619,926 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	259,743	56,199
Additional paid in capital	9,484,643	9,909,359
Accumulated deficits	(9,480,675)	(9,390,353)
Accumulated other comprehensive income	1,492	1,492

TOTAL SHAREHOLDERS’ EQUITY	265,203	576,697

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,427,654	$1,838,076

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,			Nine months ended September 30,
	2014	2013		2014	2013
CONTINUING OPERATIONS
REVENUES	$571,270		$470,279	$1,390,900	$1,455,059

COST OF SALES	400,988		338,243	899,125	924,716

GROSS PROFIT	170,282		132,036	491,775	530,343

EXPENSES
Sales & marketing expenses	10,748		7,828	32,999	29,657
General and administrative	182,549		604,448	565,888	1,342,300
TOTAL OPERATING EXPENSES	193,297		612,276	598,887	1,371,957

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(23,015)		(480,240)	(107,112)	(841,614)

OTHER INCOME/(EXPENSE)
Other income	19,192		3,588	31,158	8,781
Interest expense	-		(32,795)	-	(98,517)
Other expenses	(2,131)		(70,296)	(14,368)	(84,276)
TOTAL OTHER EXPENSE	17,061		(99,503)	16,790	(174,012)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(5,954)		(579,743)	(90,322)	(1,015,626)

PROVISION FOR INCOME TAXES	-		-	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(5,954)		$(579,743)	$(90,322)	$(1,015,626)

DISCONTINUED OPERATIONS
Net loss	-		-	-	(501,965)
Gain on disposal of discontinued operations	-		-	-	697,649

NET INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	$-		$-	$-	$195,684

NET INCOME/ (LOSS) FOR THE PERIOD	$(5,954)		$(579,743)	$(90,322)	$(819,942)

OTHER COMPREHENSIVE INCOME	-		-	-	-

TOTAL COMPREHENSIVE INCOME / (LOSS) FOR THE PERIOD
Arising from continuing operations	(5,954)		(579,743)	(90,322)	(1,015,626)
Arising from discontinued operations	-		-	-	195,684
	$(5,954)	$	$(579,743)	$(90,322)	$(819,942)
LOSS PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$0.00		$(0.11)	$(0.00)	(0.24)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	25,878,660		4,572,250	24,559,306	4,327,951

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss from continuing operations	$(90,322)	$(1,015,626)
Amortization of discount on Convertible Note	-	66,936
Accrued interest expense	-	31,581
Amortization of intangible asset	30,000	-
Net gain on asset hold for disposal	(5,000)	-
Gain on conversion of debt notes into shares	(11,018)	-
Share based payments	-	762,363
Changes in operating assets and liabilities:
Decrease / (Increase) in accounts receivable	28,402	(118,241)
Increase in prepaid expenses and other receivables	(150,503)	(173,302)
(Decrease) / Increase in accounts payable	(331,035)	211,277
Increase in unearned revenue	373,117	120,869
(Decrease) / Increase in accrued expenses and other payables	(181,359)	87,931
Net cash (used in)/provided by continuing operating activities	(337,718)	(26,212)
Net cash used in discontinued operating activities	-	(370,745)
Net cash (used in) / provided by operating activities	(337,718)	(396,957)

Cash flows from investing activities
Net cash used in continuing investing activities	-	-
Net cash used in discontinued investing activities	-	(1,282)
Net cash used in investing activities	-	(1,282)

Cash flows from financing activities
Decrease in subscription receivable	-	445,077
Advance from short-term borrowings	114,463	57,690
Advance to short-term loan receivable	(312)	-
Issuance of shares capital	15,732	-
Issuance of convertible note	-	100,000
Repayment of convertible note	-	(125,859)
Net cash provided by / (used in) continuing financing activities	129,883	476,908
Net cash provided by / (used in) discontinued financing activities	-	327,915
Net cash provided by / (used in) financing activities	129,883	804,823

Net increase / (decrease) in cash and cash equivalents
Continuing operations	(207,835)	450,696
Discontinued operations	-	(44,112)
	(207,835)	406,584
Cash and cash equivalents at beginning of period
Continuing operations	640,383	174,661
Discontinued operations	-	44,112
	640,383	218,773
Cash and cash equivalents at end of period
Continuing operations	432,548	625,357
Discontinued operations	-	-
	$432,548	$625,357
Supplemental disclosure of cash flows information:
Non cash financing activities:
Conversion of debt to shares	$63,096	$136,380
Shares cancelled for disposal of an subsidiary	-	(54,000)
Shares cancelled for disposal of asset	(500,000)	-
Issuance of shares for acquisition of asset	200,000	-

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great China Mania Holdings, Inc. (“GMEC” or the “Company”) was incorporated in Florida on July 8, 1983 and adopted the current name on March 16, 2011. In February 2011, the Company formed a subsidiary GME Holdings Limited (“GMEH”) that specialized in artist and event management services operation. In June 2011, the Company formed another subsidiary GMEC Ventures Limited (“GMEV”), a Hong Kong company, and maintained for holding future investment if any. In January 2014, the Company formed another subsidiary GME Distribution Workshop Limited (“GMED”), a Hong Kong company, to manage and maintain the movie-related business. The Company held those subsidiaries though a wholly-owned BVI companies known as Super China Global Limited (SCGL).

On May 21, 2014, the Company signed  a letter of intent with Concept X Limited (“Concept X”) for the proposed acquisition of its 100% equity interest. On September 2, 2014, the Company has entered into a definitive material agreement with Concept X for the acquisition of 100% of the issued and outstanding shares of the company. The closing of the Agreement is subject to the following closing conditions: (1) Due diligence review; (2) all existing unsettled loans and debts of Concept X will be transferred to a third party; (3) cancel all payables and loans owed to shareholder and shareholder’s affiliate; and (4) the shareholder of Concept X assumes the liabilities of the net trade payables as of the date of completion of acquisition.

On October 8, 2014, GMEC entered into a shareholder agreement with an individual, to form two joint venture subsidiaries in Malaysia and Hong Kong in the field of film casting, model management, model scouting and event management.  As of the date of the filing of this quarterly report the joint ventures have not been established.

On October 14, 2014, GMEC entered into a shareholder agreement with an individual to form two joint venture subsidiaries in Shanghai and Sydney in the field of model management, model scouting and event management.  As of the date of the filing of this quarterly report the joint ventures have not been established.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three and nine months ended September 30, 2014 and 2013 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong Dollar (HKD) for three and nine months ended September 30, 2014 and 2013, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2014, the results of its operations and cash flows for the three and nine months ended for September 30, 2014 and 2013.

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for a full year period.

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

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the periods ended September 30, 2014 and 2013, respectively.

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

(f)           Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2014 and 2013, there were 469,856 shares and 0 shares of dilutive securities outstanding separately.

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

	September 30,2014	December 31, 2013	September 30,2013

Period end HKD : US$ exchange rate	0.1282	0.1282	0.1282
Average for the period HKD : US$ exchange rate	0.1282	0.1282	0.1282

(j)           Recent accounting pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2014 through the date these financial statements were issued.

NOTE 4 – SHORT-TERM LOAN RECEIVABLE

As of September 30, 2014, the short term loan to a third party is bearing interest at 6% per annum with no fixed payment terms. Interest income in conjunction with this short term loan for the nine months ended September 30, 2014 and 2013 was $4,246 and $4,769, respectively.

NOTE 5 – DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

As of September 30, 2014, the Company’s deposits, prepaid expenses and other receivables are summarized as follows:
	September 30, 2014	December 31, 2013

Prepaid expenses	249,862	108,779
Other receivables	83,270	70,665
Deposits paid	2,606	5,791
Total deposits, prepaid expenses and other receivables	$335,738	$185,235

The Company evaluates the amounts recorded as prepaid expenses on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2014, the Company’s property, plant and equipment are summarized as follows:

	September 30, 2014	December 31, 2013
At cost:
Computer	9,989	9,989
Less: Accumulated depreciation	9,989	9,989
Property, plant and equipment, net	$-	$-

No depreciation expense attributable to the property, plant and equipment of both continuing operations and discontinued operations for the nine months ended September 30, 2014 and 2013 respectively.

NOTE 7 – INTANGIBLE ASSET

As of September 30, 2014, the Company’s intangible asset is summarized as follows:

	September 30, 2014	December 31, 2013
At cost:
Movie and entertainment distribution agreements	200,000	-
Less: Accumulated amortization	(30,000)	-
Intangible asset, net	$170,000	$-

On January 14, 2014, the Company purchased certain overseas movie and entertainment distribution agreements with a consideration of 20,000,000 shares of restricted common stock to a non affiliate individual. This contractual interest stated at par value of $0.01 and valued at $200,000. No impairment loss was recognized for the nine months ended September 30, 2014. Amortization expense attributable to the intangible asset of continuing operations for the nine months ended September 30, 2014 and 2013 was $30,000 and $0 respectively.

NOTE 8 – OTHER ASSET

The Company acquired a 4.5% entity interest of a restaurant that operated in Hong Kong by a non affiliate corporation with a cash consideration of $115,380 on September 25, 2013. This entity interest stated at cost and no impairment losses was recognized for the nine months ended September 30, 2014.

NOTE 9 – ASSET HOLD FOR DISPOSAL

On June 25, 2013, the Company cancelled 500,000 shares of the Company common stock from a non affiliate shareholder to reverse a licensing right granted. A gain of $5,000 was recorded for the nine month ended September 30, 2014.

NOTE 10 – SHORT TERM BORROWINGS

The short-term borrowings are unsecured, interest free advances from a non affiliate individual with no fixed repayment term. During the reporting period, this individual converted a portion of the short term borrowings of $63,096 into 630,960 shares of Company’s common stock.

NOTE 11 – UNEARNED REVENUE

As of September 30, 2014, the Company’s unearned revenue is summarized as follows:

	September 30, 2014	December 31, 2013

Receipt in advance for future artist performance	494,097	113,425
Presales of artist related merchandise	2,668	10,223
Total unearned revenue	$496,765	$123,648

No amortization expense attributable to the unearned revenue of continuing operations for the nine months ended September 30, 2014 and 2013 respectively.

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

On April 22, 2013, the Company issued another 12% convertible note in the amount of $50,000 (“Note 6”) to Holder 3. Note 6 matured on January 22, 2014 and was fully received on June 14, 2013. The outstanding principal balance plus any accrued interest under Note 6 is convertible into common stock of the Company after 180 days from the date of issued with a 40% discount over the convertible price upon the option of Holder 3. The conversion price is determined by the average prices of the 5 days prior to the Conversion Date. As of September 30, 2014, fair value adjustment on option amounted to $35,333 and unamortized debt discount amount to $0. Debt discount is being amortized using effective interest method over the life of Note 6. For the nine months ended September 30, 2014, the amortization of debt discount of $0 was charged to Statement of Operations. Accrued interest expense of Note 6 for the nine months ended September 30, 2014 was $0. As of September 30, 2014, Note 6 qualified to be converted 469,856 shares of common stock under the conditions of Note 6 and is therefore dilutive.

Total interest expense in connection with other fully repaid convertible notes for the nine months ended September 30, 2014 and 2013 were $0 and $27,865 respectively.

The convertible notes as of the balance sheet date are summarized as follows:

	September 30, 2014	December 31, 2013
Noncurrent liabilities:
Non-interest bearing convertible note	$31,301	$31,301

Current liabilities:
12% convertible note 5, net	-	11,018
12% convertible note 6, net (including fair value adjustment on option $ 35,333, accrued interest expense $3,000)	88,333	88,333
	88,333	99,351

Total note outstanding	$119,634	$130,652

NOTE 13 – COMMON STOCK AND WEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

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

On July 7, 2014 the Company converted $63,096 short term borrowings into 630,960 shares of common stock of the Company.

On August 8, 2014 the Company issued 150,000 shares of common stock at the par value of $0.01 for a cash consideration of $15,000.

The calculation of common stock as at September 30, 2014 and weighted average number of shares for the nine months ended September 30, 2014 is illustrated as follows:

	Number of shares	Weighted average number of shares

Issued and outstanding as of January 1, 2014	5,619,926	5,619,926
Issuance of share on January 7, 2014 for reverse split executed	95	93
Issuance of share on January 12, 2014 for cash consideration of $397	39,721	38,121
Issuance of share on January 17, 2014 for pursuant to a sales and purchase agreement	20,000,000	18,827,839
Issuance of share on March 17, 2014 for cash consideration of $335	33,615	24,380
Forfeiture of shares on June 25, 2014 for disposal of asset	(500,000)	(179,487)
Issuance of share on July 7, 2014 for debt conversion	630,960	198,764
Issuance of share on August 8, 2014 for cash consideration of $15,000	150,000	29,670

Issued and outstanding as of September 30, 2014	25,974,317	24,559,306

NOTE 14 – INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2014 and 2013 are summarized as follows:

	2014	2013

Amortization on discount of convertible note	$-	$66,936
Accrued interest on convertible note	-	31,581
Total	$-	$98,517

NOTE 15 – CONTINGENCIES AND COMMITMENTS

At September 30, 2014, the expected annual lease payments under the Company and its subsidiaries’ operating leases are as follows:

For the year ended December 31,
2014	24,141
2015	96,564
Total	120,705

NOTE 16- GOING CONCERN

As of September 30, 2014 the Company has accumulated deficits of $9,480,675 a positive working capital of $11,124, and also recorded a net loss from the continuing operations of $90,322 for the nine months then ended.

As of September 30, 2014 we may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. We intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 17 –SUBSEQUENT EVENTS

On October 8, 2014, the Company entered into a shareholder agreement with an individual to form two joint venture subsidiaries in Malaysia and Hong Kong in the field of film casting, models management, models scouting and event management.

On October 14, 2014, the Company entered into a shareholder agreement with another individual to form two joint venture subsidiaries in Shanghai and Sydney in the field of models management, models scouting and event management.

On October 22, 2014 the Company converted $41,290 short term borrowings into 458,777 shares of common stock of the Company.

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

Results of Continuing Operations – Three Months Ended September 30, 2014 as Compared to Three Months Ended September 30, 2013.

The following table summarizes the results of our continuing operations during the three-month period ended September 30, 2014 and 2013, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended September 30, 2013 to the three-month period ended September 30, 2014.

	Three months ended September 30,
	2013		Increase / (decrease)	% Change
Revenue	$571,270	$470,279	$100,991	21.47%
Cost of sales	400,988	338,243	62,745	18.55%
Gross profit	170,282	132,036	38,246	28.97%
Sales & marketing	10,748	7,828	2,920	37.30%
General & administrative	182,549	604,448	(423,513)	(69.80%)
Loss from operations	(23,015)	(480,240)	457,225	95.21%
Other expense	17,061	(99,503)	116,564	117.15%
Income tax expenses	-	-	-	N/A
Net income/(loss) from continuing operations	$(5,954)	$(579,743)	$573,789	98.97%

Revenues

Revenues increased by $100,991 to $571,270 for the three months ended September 30, 2014 as compared to $470,279 for the same period in 2013, representing a 21.47% increase. The increase in revenue was mainly due to 1.) the increase of $76,920 generated by a new sales contract, and 2.) the increase of $24,071 due to the volume increase of overseas artists’ performance.

Cost of sales

Cost of sales increased by $ 62,745 to $400,988 for the three months ended September 30, 2014 as compared to $338,243 for the same period in 2013, representing a 18.55% increase. The increases were mainly due to the increase of artist fee by $63,593 and other direct cost by $7,833 in aggregate offset by the decrease of referral fee by $8,681.

Gross margin

Gross margin increased by $38,246 to $170,282 for the three months ended September 30, 2014 as compared to $132,036 for the same period in 2013, representing a 28.97% increase. The increase was mainly due to 1.) the increase of the revenue by $100,991, and 2.) the decrease of referral fee by $8,681 offset by 3.) the increase of artist fee by $63,593 and 4.) other direct cost by $7,833 in aggregate in the same period.

Sales & marketing expenses

Sales & marketing expenses increased by $2,920 to $10,478 for the three months ended September 30, 2014 as compared to $7,828 for the same period in 2013. The increase was mainly due to the increase of advertising expenses by $6,964 offset by the decrease of other sales & marketing expenses by $4,044 in aggregate.

General and administrative

The following table summarizes general and administrative expenses during the three-month period ended September 30, 2014 and 2013, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended September 30, 2013 to the three-month period ended September 30, 2014.

	Three months ended September 30,
	2014	2013	Increase (decrease)	% Change

Payroll cost	109,364	111,070	(1,706)	(1.54%)
Rental expenses	27,698	30,843	(3,145)	(10.20%)
Legal and professional fee	31,284	459,122	(427,838)	(93.19%)
Miscellaneous	14,203	3,413	10,790	316.14%
	182,549	604,448	(421,899)	(69.80%)

Payroll cost decreased by $1,706 to $109,364 for the three months ended September 30, 2014 as compared to $111,070 for the same period in 2013, representing a 1.54% decrease. The decrease was mainly due to the decrease of number of staffs during the period.

Rental expenses decreased by $3,145 to $27,698 for the three months ended September 30, 2014 as compared to $30,843 for the same period in 2013, representing a 10.20% decrease. The decrease was mainly due to rent saved by the relocation of Guangzhou office in December 2013.

Legal and professional fee decreased by $427,838 to $31,284 for the three months ended September 30, 2014 as compared to $459,122 for the same period in 2013, representing a 93.19% decrease. The decrease was mainly due to the saving of 1.) a business development consultation fee by $356,368, 2.) a legal consultation fee by $31,225, 3.) legal cost relating to convertible note by $5,000, and 4.) press release expenses by $42,775 offset by the increase of legal related disbursement by $7,530 in aggregate.

Miscellaneous expenses increased by $10,790 to $14,203 for the three months ended September 30, 2014 as compared to $3,413 for the same period in 2013, representing a 316.14% increase. The increase was mainly due to the increase of amortization expense $10,000 and all other expenses of $790 in aggregate.

Net income / (loss) from continuing operations

Net income from continuing operations decreased by $573,789 to a net loss of $5,954 for the three months ended September 30, 2014 as compared to a net loss of $579,743 for the same period in 2013.

Results of Continuing Operations – Nine months Ended September 30, 2014 as Compared to Nine months Ended September 30, 2013.

The following table summarizes the results of our continuing operations during the nine-month period ended September 30, 2014 and 2013, and provides information regarding the dollar and percentage increase / (decrease) from the nine-month period ended September 30, 2013 to the nine-month period ended September 30, 2014.

	Nine months ended September 30,
	2014	2013	Increase (decrease)	% Change

Revenue	$1,390,900	$1,455,059	$(64,159)	(4.41%)
Cost of sales	899,125	924,716	(25,591)	(2.77%)
Gross profit	491,775	530,343	(38,568)	(7.27%)
Sales & marketing	32,999	29,657	3,342	11.27%
General & administrative	565,888	1,342,300	(776,412)	(57.84%)
Loss from operations	(107,112)	(841,614)	734,502	87.27%
Other income (expense)	16,790	(174,012)	190,802	109.65%
Provision for taxation	-	-	-	N/A
Net income/(loss) from continuing operations	$(90,322)	$(1,015,626)	$925,304	91.11%

Revenues

Revenues decreased by $64,159 to $1,390,900 for the nine months ended September 30, 2014 as compared to $1,455,059 for the same period in 2013. The decrease in revenue was mainly due to the loss of a material sales contract values $120,312 in the second quarter of 2014 and the decrease of overseas promotion events revenue by $20,767 in aggregate offset by a new sales contract values $76,920 closed in the third quarter 2014.

Cost of sales

Cost of sales decreased by $25,591 to $899,125 for the nine months ended September 30, 2014 as compared to $924,716 for the same period in 2013.The decrease of cost of sales was mainly due to the increase of referral fee and other direct cost by $3,236 and $27,838 separately offset by the decrease of artist fee by $56,665.

Gross margin

Gross margin increased by $38,568 to $491,775 for the nine months ended September 30, 2014 as compared to $530,343 for the same period in 2013. The increase of gross margin was mainly due to the decrease of artist fee by $56,665 offset by 1.) the decrease of revenue by $64,159, 2.) the increase of referral fee by $3,236 and 3.) the increase of other direct cost by $27,838 in aggregate in the same period.

Sales & marketing expenses

Sales & marketing expenses increased by $3,342 to $32,999 for the nine months ended September 30, 2014 as compared to $29,657 for the same period in 2013. The increase was mainly due to the increase of advertising expenses by $22,083 offset by the decrease of other sales & marketing expenses by $19,284 in aggregate.

General and administrative

The following table summarizes general and administrative expenses during the nine-month period ended September 30, 2014 and 2013, and provides information regarding the dollar and percentage increase / (decrease) from the nine-month period ended September 30, 2013 to the nine-month period ended September 30, 2014.

	Nine months ended September 30,
	2014	2013	Increase (decrease)	% Change

Payroll cost	383,938	357,497	26,441	7.40%
Rental expenses	79,429	89,867	(10,438)	(11.61%)
Legal and professional fee	52,589	875,861	(823,272)	(94.00%)
Miscellaneous	49,932	19,075	30,857	161.77%
	565,888	1,342,300	(776,412)	(57.84%)

Payroll cost increased by $26,441 to $383,938 for the nine months ended September 30, 2014 as compared to $357,497 for the same period in 2013, representing a 7.40% increase. The increase was mainly due to the salary adjustment of employees newly recruited in the first quarter of 2014.

Rental expenses decreased by $10,438 to $79,429 for nine months ended September 30, 2014 as compared to $89,867 for the same period in 2013, representing a % decrease. The decrease was mainly due to rent saved by the relocation of Guangzhou office in December 2013.

Legal and professional fee decreased by $823,272 to $52,589 for the nine months ended September 30, 2014 as compared to $875,861 for the same period in 2013, representing a 94.00% decrease. The decrease was mainly due to the savings of: 1.) business development consultation fee by $662,368 2.) transfer agency expenses by $1,717, 3.) legal consultation fee by $52,594, 4.) press releasing expenses by $98,061 and 5.) legal related disbursement by $8,532 in aggregate.

Miscellaneous expenses increased by $30,857 to $49,932 for the nine months ended September 30, 2014 as compared to $19,075 for the same period in 2013, representing a 161.77% increase. The increase was mainly due to the increase of amortization expense $30,000 and all other expenses of $857 in aggregate.

Net loss from continuing operations

Net loss from continuing operations decreased by $925,304 to a net loss of $90,322 for the nine months ended September 30, 2014 as compared to $1,015,626 for the same period in 2013.

Liquidity and Capital Resources

Cash

Our cash balance as of September 30, 2014 was $432,548 representing a decrease of $192,809 as compared to $640,383 as of December 31, 2013.

Cash flow

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014 amounted to $337,718 compared to net cash provided by operating activities of $26,212 in the same period of 2013. The change of $311,506 was mainly due to: 1.) a decrease of $925,304 in net loss, 2.) $30,000 in amortization expenses, 3.) an increase of $146,643 in trade and other receivable and 4.) an increase of $252,248 in unearned revenue offset by 5.) $5,000 in gain on disposal of asset, 6.) a decrease of $31,581 in net interest payable, 7.) a decrease of $66,936 in amortization of discount on convertible notes, 8.) a decrease of $762,363 in share based payment, and 9.) a decrease of $811,602 in trade and other payable.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 amounted to $129,883 compared to $476,908 for the same period of 2013. The change of $347,025 was primarily due to the net proceeds from the short term borrowing $56,416 and the issuance of 223,336 shares by $15,732 for the nine months ended September 30, 2014 in compared to the net proceeds from convertible loan $100,000 and subscription receivable by $445,077 offset by the net repayment of short term borrowing $125,859 in the same period of 2013.

Working capital

Our working capital decreased by $481,494 to $11,124 as of September 30, 2014 as compared to $492,618 as of December 31, 2013 .

As of September 30, 2014 we may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. We intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation does not have a material impact on our business and we do not expect inflation to have an impact on our business in the near future

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the nine months ended September 30, 2014 were denominated in HKD and were converted into US dollars at the exchange rate of 7.8 to 1. There can be no assurance that HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of HKD relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, and our Principal Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting.

Control Over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

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

On July 7, 2014 the Company converted $63,095 short term borrowings into 630,960 shares of common stock of the Company.

On August 8, 2014 the Company issued 150,000 shares of common stock at the par value of $0.01 for a cash consideration of $15,000.

On October 22, 2014 the Company converted $41,290 short term borrowings into 458,777 shares of common stock of the Company.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

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

Date: November 11, 2014

By:           /S/ Kwong Kwan Yin Roy
Kwong Kwan Yin Roy
Chief Financial Officer

Date: November 11, 2014