Form 10-K
period 2014-12-31
GREAT CHINA MANIA HOLDINGS, INC.
filed 2015-04-10
CIK 1382112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No.:  000-54446

Great China Mania Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)
Florida	59-2318378
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Room 1902, 19/F., Kodak House II, 321 Java Road, North Point, Hong Kong
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: 852-3543-1208
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act.  ☐ Yes ☑ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  .☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes ☐ No

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the registrant's voting stock held by non-affiliates (7,677,162 shares) of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the per share closing price of $0.49 on June 30, 2014 was approximately $3,761,809.

As of April 10, 2015 there were 28,433,094 shares of the issuer’s common stock outstanding.

Documents incorporated by reference: None

TABLE OF CONTENTS

Item 1.  Business

3

Item 1A.  Risk Factors

13

Item 1B.  Unresolved Staff Comments

22

Item 2.  Properties

22

Item 3.  Legal Proceedings

22

Item 4.  Mine Safety Disclosures

22

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

23

Item 6.  Selected Financial Data

23

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

24

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

27

Item 8.  Financial Statements and Supplementary Data

27

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

27

Item 9A.  Controls and Procedures

28

Item 9B.  Other Information

28

Item 10.  Directors, Executive Officers, and Corporate Governance

29

Item 11.  Executive Compensation

30

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

31

Item 13.  Certain Relationships and Related Transactions, and Director Independence

31

Item 14.  Principal Accountant Fees and Services

31

Item 15.  Exhibits, Financial Statement Schedules

32

In this report, unless the context indicates otherwise, the terms  “Company,” “we,” “us,” and “our” refer to Great China Mania Holdings, Inc., a Florida corporation, and its wholly-owned subsidiaries for the period ending December 31, 2014.

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

Item 1.  Business

Introduction

The Great China Mania Holdings, Inc. (“GMEC or the “Company”) was incorporated in Florida in July, 1983. In February, 2011, a new subsidiary of GMEC, GME Holdings Limited (“GMEH”) (which operates an artist and artist management business), was formed in Hong Kong. In June 2011, a new subsidiary GMEC Ventures Limited (“GMEV”), a Hong Kong company, was formed and maintained for holding future investments. In December 2013, another new subsidiary 3A Pictures Limited (formerly known as Number 5 Asia Management Limited) was formed and maintained for holding future investments.

GMEC has focused on developing and maintaining the entertainment businesses including talent management, event management, movie productions and movie distributions in order to capture the growing business opportunities in Hong Kong, China and the Asia-Pacific region.

In order to develop the movie distribution business efficiently, the Company entered into an agreement with C&M Film Workshop Limited (“C&M”) on January 14, 2014. According to the agreement, the Company acquired from C&M all of its overseas distribution agreements giving the Company the rights to distribute movies overseas. In January, 2014, GMEC formed a subsidiary, GME Distribution Workshop Limited (“GMED”), to focus on the operations of movie distribution business.

Since the fourth quarter of 2014, the Company has diversified its entertainment businesses through setting up new joint venture subsidiaries in various regions. From 2014 to February of 2015, the Company has entered into five (5) agreements with parties to establish subsidiaries in Kuala Lumpur, Malaysia; Hong Kong, China; Sydney, Australia; Shanghai, China; London, United Kingdom and Beijing, China.

The five agreements are as follow:

(1)

On October 8, 2014, the Company entered into a shareholder agreement with an individual, Bong Kok Hoong, to form two joint venture subsidiaries in Malaysia and Hong Kong in the field of movie casting, talent management, model scouting and event management. According to this agreement, the Company will own 51% of each subsidiary’s common stock.

(2)

On October 14, 2014, the Company entered into a shareholder agreement with an individual, Darren Kong, to form two joint venture subsidiaries in Shanghai and Sydney to operate the businesses of model management, model scouting and event management in China (exclude Hong Kong and Macau) and Australia. According to this agreement, the Company will own 51% of each subsidiary’s common stock.

(3)

On October 20, 2014, the Company entered into a shareholder agreement with a Hong Kong company, Asia 13 Agency Limited, to form a joint venture subsidiary in London to operate the businesses of concert management and event management in the United Kingdom and Asia Pacific countries. According to this agreement, the Company will own 51% of this subsidiary’s common stock.

(4)

On December 5, 2014, the Company entered into a shareholder agreement with a China incorporation, Entertainment Character Media Co., Limited, to form a joint venture subsidiary in China to operate the businesses of movie casting and television program casting in China (exclude Hong Kong and Macau). According to this agreement, the Company will own 51% of this subsidiary’s common stock.

(5)

On February 13, 2015, the Company entered into a shareholder agreement with an individual, Yan Jing, to form a joint venture subsidiary in Hong Kong to operate the business of artist management in China (exclude Hong Kong and Macau). According to this agreement, the Company will own 51% of this subsidiary’s common stock.

Current Corporate Structure

Great China Mania Holdings, Inc. (“GMEC” or the “Company”) was incorporated in Florida on July 8, 1983 and adopted the current name on March 16, 2011. The Company incorporated a wholly owned subsidiary named Super China Global Limited (“SCGL”) in British Virgin Islands (BVI) on January 28, 2011 to hold all fellow subsidiaries. At the date of this filing, the Company owns thirteen (13) subsidiaries through SCGL:

GME Holdings Limited (“GMEH”) was incorporated in Hong Kong on February 18, 2011 to operate an artist management and event management businesses in Hong Kong. The Company holds 100% equity interest of GMEH through SCGL.

GMEC Ventures Limited (“GMEV”) was incorporated in Hong Kong on June 1, 2011 to hold future investment. The Company holds 100% equity interest of GMEV through SCGL.

3A Pictures Limited (“3A”) was incorporated in Hong Kong on December 30, 2013 under the name of Number 5 Asia Management Limited to hold future investment. It adopted the current name on May 30, 2014. The Company holds 100% equity interest of 3A through SCGL

GME Distribution Workshop Limited (“GMED”) was incorporated in Hong Kong on January 24, 2014 to manage the movie-related businesses. The Company holds 100% equity interest of GMED through SCGL.

Celestial Talent International Limited (“Celestial”) was incorporated in BVI on August 20, 2014 to hold the fellow subsidiaries incorporated in 2014. The Company holds 100% equity interest of Celestial through SCGL.

Platinum China Enterprises Limited (“Platinum”) was incorporated in BVI on April 20, 2014 to hold 100% equity interest of GME London Limited (“GME London”). The Company owns 51% equity interest of Platinum through Celestial.

GME London was incorporated in England and Wales on December 18, 2014 to operate the businesses of concert management in the United Kingdom and Asia Pacific region. The Company owns 51% equity interest of GME London through Platinum.

Access Max International Limited (“Access Max”) was incorporated on September 5, 2014 to hold 100% equity interest of MY GME Sdn. Bhd. (“MY GME”) and GME Casting Studio Limited (“GME Casting”). The Company owns 51% equity interest of Access Max through Celestial.

MY GME was incorporated on December 5, 2014 to operate the businesses of movie casting, model management, model scouting and event management in Malaysia, Singapore and Thailand. The Company owns 51% equity interest of MY GME through Access Max.

GME Casting was incorporated on 31 October, 2014 in Hong Kong to operate the movie casting and talent management in Hong Kong and China excluding Beijing, Shanghai and Hangzhou. The Company owns 51% equity interest of GME Casting through Access Max.

iScout Models Limited (“iScout”) was incorporated in Hong Kong on November 20, 2014 to hold future investment of a wholly owned foreign enterprise (WOFE) subsidiary in Shanghai (temporarily named as Shanghai Junyue Limited, hereinafter referred as iGME), which is planned to be formed in the second quarter of 2015. The Company owns 51% equity interest of iScout through Celestial.

GMECM Limited (“GMECM”) was incorporated on December 31, 2014 in Hong Kong to hold future investments of a WOFE subsidiary in China (temporarily named as Xingyao Limited, hereinafter referred as GME Xingyao ), which is planned to be formed in the second quarter of 2015. The Company owns 51% equity interest of GMECM through Celestial.

GME Paragon Limited (“GME Paragon”) was incorporated in Hong Kong to operate the artist management in China. The Company owns 51% equity interest of GME Paragon through Celestial.

GMEC is in process to form a new WOFE subsidiary in Guangzhou, China. This subsidiary is temporarily named as Guangzhou Chuangyu Limited (hereinafter referred as GME Guangzhou) and will be wholly owned by 3A Pictures Limited.

The following diagram presents a clear picture of the GMEC’s corporate structure:

Current structure
Establishment in progress
Great China Mania Holdings, Inc. a Florida Corporation
100%
Super China Global Limited a British Virgins Islands Company
100%
GME Holdings Limited a Hong Kong Company
100%
GME Ventures Limited a Hong Kong Company
100%
Celestial Talent International Limited a British Virgins Islands Company
100%
3A Pictures Limited a Hong Kong Company
100%
Guangzhou Chuangyu Limited a China (WOFE) Corporation
100%
GME Distribution Workshop Limited a Hong Kong Company
51%
Platinum China Enterprises Limited a British Virgins Islands Company
51%
Access Max International Limited a British Virgins Islands Company
51%
iScout Models Limited a Hong Kong Company
51%
GMECM Limited a Hong Kong Company
51%
GME Paragon Limited a Hong Kong Company
100%
GME London Limited an England & Wales Company
100%
MY GME Sdn. Bhd. a Malaysia Company
100%
GME Casting Studio Limited a Hong Kong Company
100%
Shanghai Junyue Limited a China (WOFE) Corporation
100%
Xingyao Limited a China (WOFE) Corporation

General Descriptions of Current Business of GMEC

GMEC is an entertainment company headquartered in Hong Kong. Its entertainment businesses are geographically diverse with locations throughout United Kingdom, Hong Kong, China, Malaysia, and the Asia Pacific region. GMEC’s businesses include movie production, music production, movie distribution, talent acquisition and management, concert management, event management and social media management for artists and celebrities. GMEC has built a trusted brand in the entertainment industry that creates high-quality commercial entertainment and aims to deliver the most innovative entertainment products and services to the world.

Businesses of GMEC’s Subsidiaries

GMEH

GMEH is an entertainment company that draws talents from Hong Kong and China to deliver the highest standards in music, movie and commercial events through talent management. GMEH leverages its service to facilitate brand image and awareness for its clients.

In 2014, GMEH has managed 15 talents from Hong Kong and China. In order to increase the efficiency of business operation, GMEH has assigned ten of its artist management contracts to another GMEC’s subsidiary, GME Casting, in November 2014,

The artists GMEH currently manages:

Female:

1.	Chrissie Chau	http://www.gme-holdings.com/#!-chrissie/cmhj
2.	Kabby Hui	http://www.gme-holdings.com/#!-kabby/c1w0g
3.	Hazel Tong	http://www.gme-holdings.com/#!hazel/c1o59

Male:

4.	Alex To	http://www.gme-holdings.com/#!/c1r3u
5.	Dominic Ho	http://www.gme-holdings.com/#!-dominic/c3k9

During 2014, GMEH has arranged its artists to participate in the following activities for revenue generations:

1.

Movie Participations

GMEH’s artists were involved in a variety of major movie projects all over the Asia-Pacific area.

-

‘You are the one’ by Chrissie Chau (scheduled to be shown in 2015)

-

‘Break-up 100’ by Chrissie Chau (https://www.youtube.com/watch?v=dDpubZjeBKo)

-

‘Are you ready to marry me’ by Chrissie Chau (https://www.youtube.com/watch?v=3gVS_t_3Ctc)

-

‘Angel Whisper’ by Kabby Hui (https://www.youtube.com/watch?v=luTDKkoARPo)

-

‘Full Strike’ by Kabby Hui (https://www.youtube.com/watch?v=VJtSRCfbSJs)

-

‘The Gigolo’ by Dominic Ho and Hazel Tong (https://www.youtube.com/watch?v=8v7j7VJTErE)

-

‘Flirting in the air’ by Dominic Ho and Hazel Tong (https://www.youtube.com/watch?v=p9o6st8ySdo)

In 2014, Chrissie Chau has signed a movie contract for 12 movies with China 3D Digital Entertainment Limited.

2.

Music and Record Productions

-

Music Video ‘Shake’ by Alex To (https://www.youtube.com/watch?v=MGWYHWH2N3E)

-

Music Video ‘Say You Love Me’ by Dominic Ho (https://www.youtube.com/watch?v=WJjJsU1Zhvo)

-

Release of CD ‘The Best Sixteen’ by Alex To (August 2014)

-

Release of CD ‘DREAMSIS’ by Lok Yan Ming and Lok Yan Wa (August 2014)

-

Live concerts in Hong Kong by Alex To (August 2014)

-

Live concert in Macau by Alex To (November 2014)

-

Live concerts in Hong Kong by Alex To (March 2015)

3.

Commercial Events Participations

-

Shu uemura’s promotional event by Chrissie Chau.

-

Timberland’s promotional event by Chrissie Chau.

-

Hong Kong World Trade Centre’s new year eve marketing event by Alex To

4.

Spokesperson

In 2014 the following artists were chosen as the spokesperson for the following products, brands and events.

-

Chrissie Chau was chosen as the spokesperson of ‘LAANAA’, a brand of women’s underwear in Hong Kong.

-

Chrissie Chau was chosen as the spokesperson of Giordano’s campaign, ‘Life is a Journey’.

-

Chrissie Chau was chosen as the spokesperson of a Hong Kong leading cosmetics retailer, Sa Sa Cosmetics Co., Limited’s marketing event, ‘Fragrance Oscar Awards 2014’.

-

Chrissie Chau was chosen as the spokesperson of Citylink, a leading Hong Kong’s electronic retailer.

-

Jeana Ho was chosen as the spokesperson of ‘Neo Skin’, a brand of beauty treatment in Hong Kong

GMED

Serving Hong Kong, South China and Asia Pacific, GMED distributes and licenses its movies to a wide array of channels worldwide. GMED’s movie distribution network includes cinema circuits and movie festivals, DVD and VCD distributions, airline in-flight entertainment, and television platforms. For commercial projects, movie distribution is usually accompanied by movie production. GMED has the ability to produce movies for third parties by subcontracting the production to local production companies or other GMEC’s subsidiaries.

Movie projects in 2014 and 2015

-

‘Girls Police Academy’ (scheduled to be shown in Hong Kong and Malaysia in 2015)

In the future, GMED will receive the following shared revenue from movies it helps to produce or distribute:

-

Movie box office receipts.

-

Movie production fees.

-

Royalty rights from various distribution channels (including selling of VCDs/DVDs, broadcasting by free television, pay televisions, online platforms and airline platforms.).

GME London

GME London is a concert management company, which organizes large scale music-related events such as music festivals, concerts, ceremonies or formal parties. Through establishing the business relationship with an U.K. company, Time BDC (a company with excellent and extensive networks in United States and Europe’s pop music industry), GME London leverages Time BDC’s advantages to gather professional musical talents and organize concerts across the Asia-Pacific region.

GME London will receive revenues from the following:

-

Concert box office receipts if GME London invests or co-produces the concert tour with business partners.

-

Agency fees from connecting the overseas artists to the local concert organizers or intuitional clients and facilitating the parties to make a business transaction.

MY GME

Based in Kuala Lumpur, MY GME is strategically located to act as a hub for movie and TV drama casting service throughout South East Asia.  MY GME provides Asian talents to movie production units from Southeast Asia, and provides foreign and local models to brand owners for promotional events, television commercials, and photography for print and digital media. MY GME also raises funds from investors for movie production operations.

MY GME will receive revenues from the following:

-

Casting service fees from sourcing the suitable acting talents for movie production units.

-

Agency fees from providing MY GME’s models to participate in commercial and promotional events.

GME Casting

GME Casting scouts and develops potential movie stars in Hong Kong and Taiwan.  GME Casting also provides casting service to promotional events, movie and television industry throughout Hong Kong, China and Asia Pacific region.

The following ten (10) talents are currently managed by GME Casting:

Female:

1.	Mia Chan	http://www.gme-holdings.com/#!-mia/czwr
2.	Dada Lo	http://www.gme-holdings.com/#!-dada/c1kp3
3.	Coco Yuen	http://www.gme-holdings.com/#!-coco/c1q0k
4.	Jeana Ho	http://www.gme-holdings.com/#!-jeana/c20of
5.	Hidy Yu	http://www.gme-holdings.com/#!-hidy/c1vdr
6.	Hailey C	http://www.gme-holdings.com/#!-hailey/c1kdb
7.	Cathryn Lee	http://www.gme-holdings.com/#!-cathryn-lee/cgn1
8.	Lok Yan Ming	http://www.gme-holdings.com/#!sis-/c2261
9.	Lok Yan Wa	http://www.gme-holdings.com/#!sis-/c2261

Male:

10.	King Chiu	http://www.gme-holdings.com/#!-king/c14ly

Since November 2014, GME Casting has arranged its artists to participate in the following activities to generate revenues:

1.

Commercial Advertisement

-

Coca-Cola – Schweppes advertisement photo shooting by Cathryn Lee

2.

Spokesperson

-

Cathryn Lee was chosen as the spokesperson of “MediLASE,” a brand of beauty treatment in Hong Kong.

GME Casting will receive revenues from the following:

-

Casting service fee from sourcing the suitable acting talents for movie and TV program production units.

-

Agency fees from providing GME Casting’s talents to participate in commercial and promotional events.

iGME

iGME manages the social media for models, artists and celebrities and the modelling business development in China (primarily in Shanghai, Beijing, Guangzhou and Hangzhou). Main scopes of business include online tweeting for brands, video making for online viral marketing and general offline events and appearances.

iGME together with X Social Group HK (a digital solutions company) as technology partner will develop a new management strategy for international celebrities intended to enter the China market.  The strategy involves of maintaining an online data analytical service for the celebrities to monitor and gather online information relating to the celebrity every 15 minutes within 150,000 websites and forums in China, then a team of IT and PR strategists will develop a digital strategy plan to assist the celebrity to promote and maintain their exposure in accordance to the preference of the China market and its online audience, so to effectively enhance their position and popularity.  The system will also have the ability to detect any outbreak of negative PR thus allow us to deploy crisis management where appropriate.

The main sources of income are derived from the following:

-

Online promotion and viral marketing from corporate businesses who utilize iGME and its models for services such as tweeting, video production and events.

-

Monthly social media management fees for international celebrities.

-

Agency fees from works initiated by iGME to China’s celebrities on brand endorsement, event appearance, performance, online and offline advertisement and brand collaboration.

GME Xingyao

Based in Beijing, GME Xingyao scouts and develops movie and TV drama acting talents in China and hence provides casting services for movie and television program production units from China.

GME Xingyao will receive revenues from the following:

-

Casting service fees from sourcing the suitable Chinese acting talents for movie and TV program production units.

GME Paragon

Based in Beijing, GME Paragon develops and manages local artists to supply China’s growing commercial events, movie, and television industry. GME Paragon provides China’s entertainment industry with professional artists.

GME Paragon will receive revenues from the following:

-

Agency fees from providing GME Paragon’s talents to participate in commercial and promotional events.

-

Agency fees from providing GME Paragon’s talents to participate in China’s movies, television programs, concerts and commercial events.

Target customers

GMEH

Since the majority of its artists appeal to adolescents and young generation, GMEH’s target customers are:

1.

Adolescents and young adults.

2.

Brand owners and institutional customers who target adolescents and young adults as their end customers.

The selected list of institutional clients of GMEH in 2014 includes:

1.	Giordano	www.giordano.com.hk
2.	LA MIU	www.lamiu.com
3.	Citylink	www.citylink.com.hk
4.	Mega-Vision Pictures Limited	www.mvphk.biz
5.	China 3D Digital Entertainment Limited	www.china3d8078.com
6.	LAANAA	www.laanaa.com
7.	Timberland	www.timberland.com.hk
8.	SaSa	www.sasa.com
9.	Neo Skin	www.neoskinlab.com

GMED

1.

Cinema-goers from Hong Kong, China and Asia-Pacific region.

2.

Movie investors who target cinema-goers in Hong Kong, China and Asia-Pacific region.

3.

Cinema circuits in Hong Kong, China and Asia-Pacific region.

4.

Providers of broadcasting channels (e.g. Televisions, internet platforms, airline platforms)

GME London

1.

Concert-goers from Asia Pacific region.

2.

Concert investors who target concert-goers in Asia Pacific region.

MY GME

1.

Movie directors and producers.

2.

Movie production companies.

3.

TV stations.

4.

Movie investors.

GME Casting

1.

Movie directors and producers.

2.

Movie production companies.

3.

TV stations.

4.

Brand owners and institutional customers.

iGME

1.

Product sellers of e-commerce platforms (e.g. Taobao.com and Tmall.com)

2.

Brand owners and institutional customers.

3.

Fashion magazine publishing companies.

4.

Artists, models, celebrities and their managers who plan to develop in China’s entertainment market.

GME Xingyao

1.

Movie directors and producers.

2.

Movie production companies.

3.

China’s TV stations.

GME Paragon

1.

Brand owners and institutional customers.

2.

Movie directors and producers.

3.

Movie production companies.

4.

China’s TV stations.

Industry and Market Environment

Entertainment

According to the analysis from Lucintel, a leading global management consulting and market research firm, the global movie and entertainment industry is expected to reach an estimated US$139 billion in 2017 with a compound annual growth rate of 4.2% over the next five years. This growth is driven by the acceleration of online and mobile distribution of movies, lower admission prices, and government policy initiatives in developing countries.

China's entertainment and media income is expected to grow annually in the next few years. The growth of China’s entertainment and media sector in the next few years will be pushed by China’s economic expansion, government support as well as the injection of industry funds hoping to cash in on increasing consumer spending. Artists or celebrities help to attract more audiences towards advertisements, brands, products, or promotional events.

Artist management companies can offer artist or celebrities with various talents to the brands and companies targeting the world’s developing countries and the huge China market. Driven by the growth in entertainment industry (includes movies, media, theme parks…etc.) in China, there is huge demand on talents and artists in the market. Therefore, artist management companies can capture the growing business opportunities in the region.

Movie

According to the data released by the Motion Picture Association of America (MPAA), movie box office revenues in Asia reached US$35.9 billion in 2013, surpassing all other regions outside of North America. For China’s movie industry in particular, its total box office grew more than 36% to RMB 29.6 billion (US$4.76 billion) in 2014, of which local films took an impressive 54.51%, according to data from the State Administration of Press, Publication, Radio, Film and Television. One of the factors for the growth was due to the increasing number of movie screens. There were approximately 24,000 movie screens in China, of which about 6,000 had been added in 2014. Driven by the growth and enormous revenues in the Asia’s movie industry, there is huge demand on actors, talents, movie professionals and production units in the Asia movie market. As a result, companies with businesses of movie casting, movie production, movie distribution and artist management can capture the growing business opportunities in the region.

Major Competitors

The Company has two major prevailing competitors in Hong Kong, specifically: China 3D Digital Entertainment Limited (“China 3D”) and Pegasus Entertainment Holdings Limited (“Pegasus”).

China 3D is a publicly trading company listed on the Growth Enterprise Market of The Hong Kong Stock Exchange (“GEM”). The focus of China 3D is artist management, the production of movies, acquisition of movie right and movie distribution. Looking forward in 2015, they will continue to develop their businesses of entertainment and movie productions for the Hong Kong and China markets. They are in direct competition with GMEC’s artist management and movie businesses in Hong Kong and China markets.

Pegasus is also a publicly trading company listed GEM stock. Pegasus has an established brand name in the China movie market concentrating in comedy genre. They have successfully acquired the theatrical distribution right and arranged the showing in Hong Kong and Macau for "Lost in Thailand", a comedy, that has grossed box office receipts over US$190 million in China, setting the highest record for China box office receipts by a Chinese language movie. They are also in direct competition with GMEC on the movie production and movie distribution rights business in Hong Kong and China markets.

Competitive Advantages

The management has identified several competitive factors in the entertainment industry:

-

Management experience

-

Business relationship in the entertainment industry

-

Client relationship

-

Solid experience in movie productions and distributions

GMEC believes its management team has competitive advantages over these competitive factors:

1.	GMEC’s CEO and his management team has over 18 years experiences in this industry including over 10 years working experience in the largest entertainment company in Hong Kong.
2.

GMEC’s management team has an excellent relationship with TV channels, managers of overseas singers, China’s e-commerce retailer’s management, printed media, electronic media operators and theater network operators.

3.	GMEC’s CEO and his team have over 10 years’ experiences in establishing client relationship to organize and handle promotional events.
4.	GMEC’s management team has over 10 years’ working relationship with 2 major theater chains operators in Hong Kong to distribute movies in Hong Kong
5.	GMEC has appointed personnel with expertise in movie productions and distributions to manage the movie business unit.

Business development

GMEC hopes to expand through establishing joint venture subsidiaries and acquisitions in 2015.

Joint Venture Subsidiaries

Since 2014 onwards, GMEC has set up new subsidiaries in various regions with joint venture partners. The objectives of establishing these subsidiaries are:

-

Expand the movie-related businesses and talent management business

-

Develop new businesses including concert management, movie casting and social media management

-

Increase GMEC’s presence geographically

-

Diversify GMEC’s entertainment businesses

Acquisitions

The Company plans to acquire businesses that can synergize with the existing operations. Potential candidates include:

1.	Media production companies in Hong Kong.
2.	Media publishing companies in United States.
3.	Theater management companies in China

Employees

The following table summarizes the employees of GMEC and their operations of its subsidiaries.

The following table summarizes the employees of the Company:

Total
CEO	1
General & Administration	5
Operation	31
Sales and Marketing	7
Total	44

Sales and Marketing

GMEC’s marketing team works on building positive images for its artists and presenting artists’ talents and attributes to our clients. This has helped GMEC to appeal to many brands, institutional customers, movie or TV program directors and producers to adopt its artists to promote their brands, participate in marketing events, campaigns, movies and entertainment projects. GMEH’s Assistant General Manager and Marketing Manager are responsible for negotiating with television and movie production units for artists’ participations in such.

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

In many of our markets, our competitors may possess greater resources, greater name recognition, greater geographic reach and longer operating histories than us, which may give competitors an advantage in obtaining clients and attracting qualified talent.

Because our principal asset is people, and freedom of entry into the talent management business is almost unlimited, a small agency may, on occasion, be able to develop business with our clients, particularly if the small agency is successful in recruiting other successful talent.  The loss of our talent to competitors could cause a significant loss of revenue and impact our ability to earn revenue.

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

The Hong Kong legal system is a civil law system based on written statutes. The overall effect of legislation over the past 30 years has significantly enhanced the protections afforded to various forms of foreign investment in Hong Kong. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since Hong Kong administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. For example, these uncertainties may impede our ability to enforce the contracts we have entered into. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation. In addition, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Hong Kong legal system, particularly with regard to the advertising industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our suppliers.

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

Risks Relating to Business in Malaysia

We anticipate that a significant amount of our future revenues will be derived from our Malaysia subsidiary that we acquired in October 2014. Accordingly, our business, financial condition, results of operations and prospects will be subject, to a significant extent, to economic, political, legal, and natural developments in Malaysia.

The economic, political and social conditions, as well as governmental policies, could affect the financial markets in Malaysia and our liquidity and access to capital and our ability to operate our business.

The Malaysia economy differs from the economies of most countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The Malaysia government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Malaysia economy, but may also have a negative effect on us. Moreover, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Malaysia legal system embodies uncertainties which could limit the legal protections available to you and us.

The Malaysia legal system is predominately based on English common law, however, there are other, secondary, legal systems including Islamic law which is state law and which only applies to Muslims. . These laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. These uncertainties may impede our ability to enforce the contracts we have entered into. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation. In addition, intellectual property rights and confidentiality protections in Malaysia may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Malaysia legal system, particularly with regard to the advertising industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our suppliers.

If tax benefits currently available to us in Malaysia are no longer available, our effective income tax rates for our Malaysia operations could increase.

We except that a substantial portion of our net income will be generated from our Malaysia operations. Our net income could be adversely affected by any change in the current tax laws in Malaysia.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

Since a significant amount of our future revenues will be denominated in Malaysian Ringgit, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in United States dollars (“USD”) to fund our business activities outside Malaysia, if any, or expenditures denominated in foreign currencies. This could affect our ability to obtain foreign exchange through debt or equity financing, including by means of loans.

Fluctuations in exchange rates could result in foreign currency exchange losses.

Appreciation or depreciation in the value of the Malaysian Ringgit relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. The Malaysian Ringgit may appreciate or depreciate significantly in value against the U.S. dollar in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the Malaysian Ringgit against the U.S. dollar. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future which will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments we make in the future.

Any future outbreak of terrorist attack, or similar adverse public security developments, may severely disrupt our business and operations.

There is a threat of kidnapping in East Malaysia; foreigners have been kidnapped from the east coast of mainland Sabah, the islands, and the surrounding waters and held for ransom. In addition, terrorists may be using Malaysia as a transit point including recruitment and funding activities. Any terrorist attack may result in police or other government authorities ordering the closure of our offices or other businesses, including office buildings, retail stores and other commercial venues, which comprise the primary locations where we provide our event management and promotion services. Any terrorist attack or a development of a similar security hazard in Malaysia may deter people from congregating in public places, including commercial locations such as office buildings and retail stores. Such occurrences would severely impact the value of our event management and promotion services and severely disrupt our business and operations.

Any natural disaster may severely disrupt our business and operations.

Malaysia’s major cities and rural areas experience regular flooding and mudslides during the country’s two monsoon seasons -- April to September and November to February. Any natural disaster in Malaysia may severely disrupt our business and operations.

Risks Associated with Our Stock

Our shares are quoted on the OTC Bulletin Board, an interdealer quotation service, and OTCQB, a venture stage marketplace, and are classified as a “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price less than $5.00.  Our shares will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

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

The OTC Bulletin Board, or the OTCBB, and the OTCQB are quotation systems, not an issuer listing service, market or exchange.  Therefore, buying and selling stock on the OTCBB and OTCQB are not as efficient as buying and selling stock through an exchange.  As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities.  Our common stock is also listed on the OTCQB Marketplace, or OTCQB, which is the venture stage markeplace on OTCMarkets.  Nevertheless, because trades and quotations on the OTCBB and OTCQB involve a manual process, the market information for such securities cannot be guaranteed.  In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly.  Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTCBB or the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of the order entry.  Orders for OTCBB or OTCQB securities may be canceled or edited like orders for other securities.  All requests to change or cancel an order must be submitted to, received and processed by the OTCBB or the OTCQB.  Due to the manual order processing involved in handling these trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order.  Consequently, one may not be able to sell shares of common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTCBB or OTCQB if the common stock or other security must be sold immediately.  Further, purchasers of securities may incur an immediate “paper” loss due to the price spread.  Moreover, dealers trading on these services may not have a bid price for securities bought and sold through the OTCBB or OTCQB.  Due to the foregoing, demand for securities that are traded through the OTCBB or OTCQB may be decreased or eliminated.

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

In addition, since our shares are quoted on the OTCBB or OTCQB, our share price may be affected by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political, and market conditions, such as recessions, interest rates, or international currency fluctuations. In addition, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

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

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

The following property is leased by the Company and the Subsidiaries:

Entity	Locations and addresses	Areas	Rent	Leasing period until	Owner
GMEC Ventures Limited	Suite 1902, 19/F., Tower II, Kodak House, Quarry Bay, Hong Kong	2,853 square feet	$8,047 per month	July 27, 2016	Vision China Limited

Item 3.  Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock has been quoted on the Over the Counter Bulletin Board (OTCBB) since May 22, 2008 and changed to the symbol “GMEC” on March 16, 2011. The following table sets forth the high and low bid information for our common stock from January 1, 2013 through March 31, 2014, as reported by OTCBB. The Company’s common stock underwent a 1 for 20 reverse stock split on January 7, 2014, and the data for the first quarter of 2015 reflects that corporate event.

Period	Low ($)	High ($)
2015 First Quarter	$0.02	$0.25
2014 Fourth Quarter	$0.10	$0.49
2014 Third Quarter	$0.31	$0.50
2014 Second Quarter	$0.49	$1.00
2014 First Quarter	$0.97	$1.35
2013 Fourth Quarter	$1.00	$1.40
2013 Third Quarter	$1.00	$1.80
2013 Second Quarter	$0.20	$1.60
2013 First Quarter	$0.40	$2.20

Number of Holders of Common Stock

The number of holders of record of our common stock on April 10, 2015 was 57.

Dividends

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2014 or 2013. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.  The payment of any dividends is within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2014.  Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2014 through the date these financial statements were issued.

Results of Continued Operations – Year Ended December 31, 2014, as Compared to Year Ended December 31, 2013.

The following table summarizes the results of our continued operations during the year ended December 31, 2014 and 2013, and provides information regarding the dollar and percentage increase or (decrease) from the year ended December 31, 2013 to the year ended December 31, 2014.

	2014	2013	Increase (decrease)	% Change
Revenue	$2,970,181	$2,310,329	$659,852	28.56%
Cost of sales	2,416,999	1,562,252	854,747	54.71%
Gross profit	553,182	748,077	(194,895)	(26.05%)
Sales & marketing	44,771	51,330	(6,559)	(12.78%)
General & administrative	839,784	1,648,016	(808,232)	(49.04%)
Loss of impairment of asset	451,908	15,000	436,908	2,912.72%
Loss from operations	(783,281)	(966,269)	182,988	22.04%
Other income (expense)	32,056	(162,098)	194,154	113.60%
Provision for taxation	-	-	-	N/A
Net loss from continuing operations	$(751,225)	$(1,128,367)	$377,142	33.42%

Revenues

Sales revenue increased by $659,852 to $2,970,181 for the year ended December 31, 2014 as compared to $2,310,329 for 2013, representing a 28.56% increase. The increase in revenue was mainly due to the increase of 1) $924,716 by ticket sale of an artist concert hosted in Hong Kong, 2) $52,852 by artist-related merchandising and shared profit of intellectual property rights and 3) $28,453 by the artists’ performances in TV shows offset the decrease of promotional performances for brands and institutional customers by $343,169.

Cost of sales

Cost of sales increased by $854,747 to $2,416,999 for the year ended December 31, 2014 as compared to $1,562,252 for 2013, representing a 54.71% increase. The increase was mainly due to the increase of 1) concert production cost by $691,939, 2) production cost of artist-related merchandising by $88,595, 3) other direct cost by $50,483, 4) artist fee by $23,673, and 5) agency fee by $93.

Gross margin

Gross margin decreased by $194,895 to $553,182 for the year ended December 31, 2014 as compared to $748,077 for 2013, representing a 26.05% decrease. The increase was mainly due to the decrease of promotional performance revenue by $341,169, the increase of artist fee by $23,637 and production cost of artist-related merchandising by $88,595, offset $28,453 by the artists’ performances in TV shows and the margins generated from an artist concert by $232,777.

Sales & marketing expenses

Sales & marketing expenses decreased by $6,559 to $44,771 for the year ended December 31, 2014 as compared to $51,330 for 2013, representing a 12.78% decrease. The decrease was mainly due to the decrease of advertising expenses by $11,906 offset by the increase of entertainment expenses by $2,218 and travelling expenses by $3,129.

General and administrative

The following table summarizes general and administrative expenses during the year ended December 31, 2014 and 2013, and provides information regarding the dollar and percentage (increase) / decrease from the year ended December 31, 2013 to the year ended December 31, 2014.

	2014	2013	(Increase) decrease	%Change
Payroll cost	502,693	473,495	29,198	6.17%
Rental expenses	109,248	119,842	(11,304)	(9.43%)
Legal and professional fee	147,224	1,007,548	(860,324)	(85.39%)
Miscellaneous	80,619	47,131	33,488	71.05%
	839,784	1,648,016	(808,232)	(49.04%)

Payroll cost increased by $29,198 to $502,693 for the year ended December 31, 2014 as compared to $473,495 for 2013, representing a 6.17% increase. The increase was mainly due to an increase in number of employee during 2014.

Rental expenses decreased by $11,304 to $109,248 for the year ended December 31, 2014 as compared to $119,842 for 2013, representing a 9.43% decrease. The decrease was mainly due to rent saved by the relocation of Guangzhou office in December 2013.

Legal and professional fee decreased by $860,324 to $147,224for the year ended December 31, 2014 as compared to $1,007,548 for 2013, representing a 85.39% decrease. The decrease was mainly due to a decrease of 1) business development consultation fee by $613,900 2) legal consultation fee by $88,450, 3) investor relationship expenses $140,000 4.) audit related expenses by $7,308 and legal related disbursement by $10,666.

Miscellaneous expenses increased by $33,488 to $81,073 for the year ended December 31, 2014 as compared to $47,131 for 2013, representing a 72.02% increase. The increase was mainly due to amortization of intangible asset by $40,000 offset by the decrease of 1) accounts receivable written off by $3,783 and 2) the other general expenses by $2,729 in aggregate.

Loss of impairment of asset

Loss of impairment of asset increased by $436,908 to $451,908 for the year ended December 31, 2014 as compared to $15,000 for 2013, representing a 2,912.72% increase. The increase was mainly due to the impairment of 1.) intangible asset by $160,000, 2.) an 4.5% entity interest of a restaurant in Hong Kong by 113,580, 3.) short loan receivable by other receivable offset by $ 118,089 and 4.) other receivable by 65,239 in aggregative offset the saving of impairment loss of asset held for disposal by $5,000 charged in 2013.

Net loss from continuing operations

Net loss from continuing operations decreased by $370,142 to a net loss of $751,225 for the year ended December 31, 2014 as compared to $1,128,367 for 2013.

Liquidity and Capital Resources

Cash

Our cash balance as of December 31, 2014 was $657,115, representing a decrease of $16,732 as compared to $640,383 as of December 31, 2013.

Cash flow

Operating Activities

Net cash used in operating activities for the year ended December 31, 2014 amounted to $218,128 compared to net cash provided from operating activities $22,876 for the same period of 2013. The change of $241,004 was mainly due to 1.) a decrease of operating loss by 417,142, 2.) amortization expense of $ 40,000, an increase in unearned revenue by $258,606, 3.) a decrease in accounts and other receivable by $297,090, and 4.) impairment loss of assets by $436,908 offset by 1.) the saving of share based payments by $833,900, 2.) the saving in convertible note financing cost by $113,582, 3.) an increase of $60,182 in the prepaid expenses, 4.) gain on disposal of a asset by $10,000, and 5.) a decrease of $691,871 in the accounts and other payables in aggregate.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 amounted to $0 compared to net cash used in investing activities of $115,380 for 2013. The change of $115,380 was primarily due to the purchase of other asset by $115,380 in 2013.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 amounted to $232,572 compared to net cash provided by financing activities of $528,606 for 2013. The change of $296,034 was mainly due to an increase in 1.) net proceeds from short term borrowings by $166,556, 2.) net proceeds from issue of shares by $15,732, 3.) saving of repayment of convertible notes by $125,859 offset 1.) the settlement of subscription receivable $496,775 2.) the net proceeds from convertible notes $100,000 in 2013 and 3.) a net advance to short term loan by $7,406.

Working capital

We decreased by $793,439 to a negative $300,821 as of December 31, 2014 from a positive $492,618 as of December 31, 2013.

As of December 31, 2014 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Our management, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer, and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management's assessment of our internal control over financial reporting, we identified the following material weakness in our internal control over financial reporting as of December 31, 2014:

1.

Insufficient accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2014 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

At December 31, 2014, and up to the date of this filing, our directors and executive officers are as follows:

Name	Age	Position
Kwong, Kwan Yin Roy	39	CEO, CFO and Director
Yum, Ka Yan	36	Director

Mr. Kwong Kwan Yin Roy, age 39, received his education at Poly University Hong Kong. Kwong was appointed as CEO and CFO of the company on January 14, 2013. Prior to joining GMEC, Kwong honed his knowledge of the entertainment industry as the general manager of the Emperor Entertaining Group (EEG), one of the largest entertainment enterprises in Hong Kong during his tenure.  During his decade at EEG, he produced and distributed over 1000 music albums and visual media projects. In addition to his voluminous body of work, Kwong organized a number of nationally recognized public arts projects.  Kwong’s great passion for, and knowledge of, the entertainment industry helped to lead EEG to its monumental success. Throughout his twenty years in the entertainment industry, his passion and dedication to his craft has been the driving force behind his success.  This energy is most apparent when he shares his ideas and experiences during television and magazine interviews. Kwong inspires others to buck the trend of the traditional entertainment model and instead create a culture of innovation and quality.  This forward thinking will ensure GMEC’s rightful place as the world’s leading entertainment company.

Ms. Yum Ka Yan, age 36, received her education at University of Hong Kong. Yum joined the company in 2011 and was appointed as director of the Company on January 14, 2013.

Yum has over 10 years of marketing experience specific to the entertainment industry. Prior to joining GMEC, she joined Edko Films Limited in 2005, where she oversaw marking and promotion for films and cinema circuits.  In 2007, Yum joined Emperor Motion Pictures where she developed and implemented local marketing and advertisement campaigns for several blockbuster titles, including: The Forbidden Kingdom (2008); Sex and the City (2008); Lust, Caution (2007); Spider Man 3 (2007); Curse of Golden Flower (2006); The Da Vinci Code (2006) and Brokeback Mountain (2005).

Yum's signature vision is based on the principal that entertainment and culture are fundamentally intertwined. She believes that entertainment is a force that can move a community and that marketing is the vehicle for communication with that community.  With this vision in mind, she has dedicated her life to help build an entertainment industry that produces much more than just a vehicle for bringing people pleasure and delight, but rather an industry that is an integral part of the human condition.

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

Audit Committee

We do not currently have an Audit Committee but plan to form one as soon as practicable.

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

Item 11.  Executive Compensation

The following table sets forth all cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during each of our last two fiscal years to each of the following named executive officers (the “Named Executive Officers”):

EXECUTIVE OFFICERS COMPENSATION

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Non- qualified Compensation earning ($)	All other Compensation ($)	Total ($)
Kwong Kwan Yin Roy, CEO and CFO	2014	79,851	0	0	0	0	0	32,508	112,359
	2013	70,766	0	0	0	0	0	32,306	103,072

Employment Agreements

None.

Equity Compensation Plans

We do not maintain any equity compensation plans and we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

DIRECTOR COMPENSATION

The following table summarizes compensation that our director and former directors earned during 2014 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)	All Other Compensation ($)	Total ($)
Kwong Kwan Yin Roy	0	0	0	0
Yum Ka Yan	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 10, 2015, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, our officer, and all directors and our officer as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock(2)
Kwong Kwan Yin Roy, Director and CEO	18,755,932	65.97%
Yum Ka Yan, Director	0	0%
(1) The business address for each of our officers and directors is Room 1902, 19/F., Kodak House II, 321 Java Road, North Point, Hong Kong.
(2) Based on 26,433,094 outstanding shares of common stock on April 10, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2014, there has not been any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded $120,000 and in which any director, executive officer, holder of more than 5% of our Common Stock or any member of the immediate family of any of these persons had or will have a direct or indirect material interest.

Director Independence

As of December 31, 2014, and currently, our directors are not “independent directors” within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Securities Act of 1934, as amended.

Item 14.  Principal Accountant Fees and Services

On March 26, 2014, we engaged DKM Certified Public Accountants (“DKM”) as our independent registered public accounting firm, was approved by our Board of Directors on March 27, 2014. The above decision was approved by our Board of Directors.  During our fiscal years ended December 31, 2013, 2014 and through April 10, 2015, we did not consult with DKM on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and they did not provide either a written report or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

We paid the following fees to its auditors during our fiscal years ended December 31, 2014 and 2013:

Fee Category	2014	2013
Audit fees –DKM	$24,000	23,500

Audit Related Fees

We did not incur any audit-related fees with DKM for the years ended December 31, 2014, and 2013.

Tax Fees

We did not incur any tax fees with DKM for the years ended December 31, 2014 and 2013.

All Other Fees

We incurred $9,000 service fees from DKM in 2014 and $2,000 service fees from Albert Wong & Co CPA in 2014 separately.

Pre-Approval of Services

The Board of Director’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Board may also pre-approve particular services on a case-by-case basis.

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

(b) Exhibits

The following Exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934
31.2*	Certification of the Acting Principal Accounting Officer and Principal Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934
32.1	Certificate of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of the Acting Principal Accounting Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**

Financial statements from the annual report on Form 10-K of Great China Mania Holdings, Corp. for the year ended December 31, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

Filed herewith

  *Pursuant to Item 601(32)(ii) of Regulation S-K, Exhibit 32 is not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability under that section.

**Pursuant to Rule 406T of Regulation S-T, the interactive XBRL files contained in Exhibit 101 hereto are deemed “not filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under that section.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT CHINA MANIA HOLDINGS, INC

April 10, 2015	By:	/s/ Kwong Kwan Yin Roy
	Name:	Kwong Kwan Yin Roy
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 10, 2015	By:	/s/ Kwong Kwan Yin Roy
		Name:	Kwong Kwan Yin Roy
		Title:	Chief Executive Officer, Chief Financial Officer, and Director

April 10, 2015	By:	/s/ Yum Ka Yan
		Name:	Yum Ka Yan
		Title:	Director

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

1

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Great China Mania Holdings, Inc. and subsidiaries

Hong Kong

We have audited the accompanying consolidated balance sheets of Great China Mania Holdings, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013 and the consolidated statements of operation, stockholders’ deficit and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 10, 2015

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014

	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$657,115	$640,383
Accounts receivable, net	92,695	288,195
Short term loan receivable	-	113,883
Deposits, prepaid expenses and other receivables	204,917	185,235
Asset held for disposal	-	495,000
Total current assets	954,727	1,722,696
Property, plant and equipment	-	-
Intangible asset	-	-
Other assets	-	115,380
TOTAL ASSETS	$954,727	$1,838,076

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$448,149	$759,126
Accrued expenses and other payables	76,916	183,874
Unearned revenue	478,211	123,648
Short-term borrowings	203,939	64,079
Convertible notes	88,333	99,351
Total current liabilities	1,295,548	1,230,078

LONG-TERM LIABILITIES
Convertible note	31,301	31,301
	31,301	31,301

TOTAL LIABILITIES	$1,326,849	$1,261,379

SHAREHOLDERS’ EQUITY
Common stock, Par value $0.01; 375,000,000 shares authorized; 26,433,094 and 5,619,926 shares issued and outstanding as of December 31, 2014 and 2013, respectively	$264,331	$56,199
Additional paid in capital	9,501,345	9,909,359
Accumulated deficits	(10,140,513)	(9,390,353)
Accumulated other comprehensive income	3,780	1,492
Total shareholders’ equity attributable to Great China Mania Holdings, Inc. and subsidiaries	(371,057)	576,697

Non controlling interests	(1,065)	-

TOTALSHAREHOLDERS’ EQUITY	$(372,122)	$576,697

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$954,727	$1,838,076

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,

	2014	2013
CONTINUING OPERATIONS

REVENUES	$2,970,181	$2,310,329

COST OF SALES	2,416,999	1,562,252

GROSS PROFIT	553,182	748,077

EXPENSES
Sales & marketing expenses	44,771	51,330
General and administrative expenses	839,784	1,648,016
Loss on impairment of assets	451,908	15,000
	1,336,463	1,714,346
LOSS FROM CONTINUING OPERATIONS	(783,281)	(966,269)

OTHER INCOME/(EXPENSE)
Interest income	318	3,008
Interest expenses	(559)	(102,564)
Other income	51,839	22,238
Other expenses	(19,542)	(84,780)
	32,056	(162,098)
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(751,225)	(1,128,367)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(751,225)	$(1,128,367)

DISCONTINUED OPERATIONS

Net loss from discontinued operations	-	(477,244)
Gain on disposal of discontinued operations	-	672,927

NET INCOME FROM DISCONTINUED OPERATIONS	-	195,683

NET LOSS FOR THE YEAR	$(751,225)	$(932,684)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,065	-

NET LOSS ATTRIBUTABLE TO GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES	$(750,160)	$(932,684)

OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

Gain on foreign exchange translation	2,288	-

TOTAL COMPREHENSIVE (LOSS)/INCOME FOR THE YEAR
- Arising from continuing operations	(747,872)	(1,128,367)
- Arising from discontinued operations	-	195,683
	$(747,872)	$(932,684)
BASIC LOSS PER SHARE–
- Arising from continuing operations	(0.03)	(0.24)
- Arising from discontinued operations	-	0.04
	$(0.03)	$(0.20)
DILUTED LOSS PER SHARE
- Arising from continuing operations	(0.03)	(0.24)
- Arising from discontinued operations	-	0.04
	$(0.03)	$(0.20)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	25,005,208	4,562,360
Diluted	25,005,208	4,562,360

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

Year ended December 31, 2014

	Common Stock		Additional paid in capital	(Accumulated deficits)/ retained earnings	Accumulated other comprehensive income	Subscription receivable	Non- controlling interest	Total equity
	Number of shares	Amount
Balance at January 1, 2013	3,943,801	39,438	$8,389,941	(8,457,669)	1,492	(496,775)	-	$(523,573)

Comprehensive loss from continuing operations
Net loss for the year	-	-	-	(1,128,367)	-	-	-	(1,128,367)
	-	-	-	(1,128,367)	-	-	-	(1,128,367)
Comprehensive loss from discontinued operations
- Net loss for the year	-	-	-	(477,244)	-	-	-	(477,244)
- Foreign currency translation adjustments	-	-	-	-	-	-	-	-
- Gain on disposal	-	-	-	672,927	-	-	-	672,927
	-	-	-	195,683	-	-	-	195,683
Settlement of subscription receivables	-	-	-	-	-	496,775	-	496,775
Share based payment	976,984	9,770	864,130	-	-	-	-	873,900
Shares issued for acquisition of an asset	500,000	5,000	505,000	-	-	-	-	510,000
Settlement of debt to shares	206,250	2,063	57,937	-	-	-	-	60,000
Settlement of convertible note to shares	142,891	1,429	144,851	-	-	-	-	146,280
Cancellation of shares	(150,000)	(1,500)	(52,500)	-	-	-	-	(54,000)

Balance at December 31, 2013 and January 1, 2014	5,619,926	56,199	9,909,359	(9,390,353)	1,492	-	-	576,697

Comprehensive loss
- Net loss for the year	-	-	-	(750,160)	2,288	-	(1,065)	(748,937)
	-	-	-	(750,160)	2,288	-	(1,065)	(748,937)
Issue of shares to round up the variance raised form the reverse split executed	95	-	-	-	-	-	-	-
Shares canceled in exchange of an asset disposed	(500,000)	(5,000)	(505,000)	-	-	-	-	(510,000)
Share-based payment	20,000,000	200,000	-	-	-	-	-	200,000
Settlement of debt to shares	1,089,737	10,900	83,486	-	-	-	-	94,386
Issue of shares	223,336	2,232	13,500	-	-	-	-	15,732

Balance at December 31, 2014	26,433,094	264,331	9,501,345	(10,140,513)	3,780	-	(1,065)	$(372,122)

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2014	2013
Cash flows from operating activities
Net loss continuing operating activities	$(751,225)	$(1,128,367)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Impairment loss of assets	451,908	15,000
Amortization of discount on Convertible Notes	(11,018)	70,666
Accrued interest expense on Convertible Notes	-	31,898
Interest income receivable	-	(3,008)
Amortization of intangible asset	40,000	-
Bad debts written off	8,785	-
Share-based payments	-	833,900
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	186,715	(107,367)
Increase in prepaid expenses and other receivable	(79,921)	(19,739)
Increase in unearned revenue	354,563	95,957
(Decrease)/increase in accounts payable	(310,977)	59,577
(Decrease)/increase in accrued expenses and other payables	(106,958)	174,359
Net cash (used in)/provided by continuing operating activities	(218,128)	22,876
Net cash used in discontinued operating activities	-	(370,745)
Net cash used in operating activities	(218,128)	(347,869)
Cash flows from investing activities
Cash flows from continuing investing activities		-
Increase in other assets	-	(115,380)
Net cash used in continuing investing activities	-	(115,380)
Net cash used in discontinued investing activities	-	(1,282)
Net cash used in investing activities	-	(116,662)
Cash flows from financing activities
Cash flows from continuing financing activities
Issue of convertible note	-	100,000
Repayment of convertible note	-	(125,859)
Proceeds from short-term borrowings	224,246	57,690
Advance to short-term loan receivable	(7,406)	-
Repayment of short-term loan receivable	-	29,620
Issue of shares	15,732
Conversion of subscription receivable	-	496,775
Net cash (used in)/provided by continuing financing activities	232,572	558,226
Net cash provided by discontinued financing activities	-	327,915
Net cash (used in)/provided by financing activities	232,572	886,141
Net increase in cash and cash equivalents
- Continuing operations	14,444	465,722
- Discontinued operations	-	(44,112)
	14,444	421,610
Effect of foreign exchange rate changes on cash and cash equivalents
- Continuing operations	2,288	-
- Discontinued operations	-	-
	2,288	-
Cash and cash equivalents at beginning of year
- Continuing operations	640,383	174,661
- Discontinued operations	-	44,112
	640,383	218,773
Cash and cash equivalents at end of year
- Continuing operations	657,115	640,383
- Discontinued operations	-	-
	$657,115	$640,383
Non-cash financing activities
- Cash paid for interest	$-	$40,359
- Conversion of debt to shares	94,386	60,000
- Conversion of note to shares	-	146,280
- Shares issued for acquisition of an asset	-	510,000
- Shares issued for acquisition of an intangible asset	200,000	-
- Shares forfeited for disposal of an asset	510,000	-

See accompanying notes to consolidated financial statements

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great China Mania Holdings, Inc. (“GMEC” or the “Company”) was incorporated in Florida on July 8, 1983 and adopted the current name on March 16, 2011. The Company incorporated a wholly owned subsidiary named Super China Global Limited (“SCGL”) in British Virgin Islands (BVI) on January 28, 2011 to hold all fellow subsidiaries. At the balance sheet date, the Company owns twelve (12) subsidiaries through SCGL:

GME Holdings Limited (“GMEH”) was incorporated in Hong Kong on February 18, 2011 to operate an artist management and event management businesses in Hong Kong. The Company holds 100% equity interest of GMEH through SCGL.

GMEC Ventures Limited (“GMEV”) was incorporated in Hong Kong on June 1, 2011 to hold future investment. The Company holds 100% equity interest of GMEV through SCGL.

3A Pictures Limited (“3A”) was incorporated in Hong Kong on December 30, 2013 under the name of Number 5 Asia Management Limited to hold future investment. It adopted the current name on May 30, 2014. The Company holds 100% equity interest of 3A through SCGL

GME Distribution Workshop Limited (“GMED”) was incorporated in Hong Kong on January 24, 2014 to manage the movie-related businesses. The Company holds 100% equity interest of GMED through SCGL.

Celestial Talent International Limited (“Celestial”) was incorporated in BVI on August 20, 2014 to hold the fellow subsidiaries incorporated after October 2014. The Company holds 100% equity interest of Celestial through SCGL.

Platinum China Enterprises Limited (“Platinum”) was incorporated in BVI on April 20, 2014 to hold 100% equity interest of GME London Limited (“GME London”). The Company owns 51% equity interest of Platinum through Celestial.

GME London was incorporated in England and Wales on December 18, 2014 to operate the businesses of concert management in the United Kingdom and Asia Pacific region. The Company owns 51% equity interest of GME London through Platinum.

Access Max International Limited (“Access Max”) was incorporated in BVI on September 5, 2014 to hold 100% equity interest of MY GME Sdn. Bhd. (“MY GME”) and GME Casting Studio Limited (“GME Casting”). The Company owns 51% equity interest of Access Max through Celestial.

MY GME was incorporated in Malaysia on December 5, 2014 to operate the businesses of movie casting, model management, model scouting and event management in Malaysia, Singapore and Thailand. The Company owns 51% equity interest of MY GME through Access Max.

GME Casting was incorporated in Hong Kong on 31 October, 2014 to operate the movie casting and talent management in Hong Kong and China excluding Beijing, Shanghai and Hangzhou. The Company owns 51% equity interest of GME Casting through Access Max.

iScout Models Limited (“iScout”) was incorporated in Hong Kong on November 20, 2014 to hold future investments. The Company owns 51% equity interest of iScout through Celestial.

GMECM Limited (“GMECM”) was incorporated in Hong Kong on December 31, 2014 to hold future investments. The Company owns 51% equity interest of GMECM through Celestial.

On May 21, 2014, the Company signed a letter of intent with Concept X Limited (“Concept X”) for the proposed acquisition of its 100% equity interest. On September 2, 2014, the Company has entered into a definitive material agreement with Concept X for the acquisition of 100% of the issued and outstanding shares of the company. On March 11, 2015, the Company filed a form 8-K/A to announce that it has approved the due diligence review on Concept X and the acquisition and the exchange of shares have not occurred yet.

Upon the year-end date, the Company and its subsidiaries specialized in its entertainment businesses mainly in Hong Kong and China.

On February 9, 2015, the Company incorporated GME Paragon Limited (“GME Paragon”) in Hong Kong to operate the artist management in China. The Company owns 51% equity interest of GME Paragon through Celestial.

At the date of this filing, the company owns fourteen (14) subsidiaries to operate its entertainment businesses in Hong Kong, China, Malaysia and United Kingdom.

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2014, the results of its operations and cash flows for the year ended for December 31, 2014 and 2013.

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the years ended December 31, 2014 and 2013, respectively.

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

(e)

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (2-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives. Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2014.

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

(g)

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended December 31, 2014, there are a total of 690,101 shares of common stock included in the calculation of diluted weighted average number of shares outstanding. They are not included in the calculation of diluted (loss) / earnings per share because they are considered anti dilutive when computing diluted (loss) / earnings per share.

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

	December 31, 2014	December 31, 2013
Year-end HK$ : US$ exchange rate	0.1290	0.1282
Average period/yearly HK$ : US$ exchange rate	0.1290	0.1282

This translation rates are referenced to the linked rate of HK$ and US$ guaranteed by Government of Hong Kong.

(k)

Recent accounting pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2014.  Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2014 through the date these financial statements were issued.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due from customers for the provision of services or sale of merchandise. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, allowances for doubtful accounts were established as deemed necessary. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables. An allowance of $4,879 and $0 was established for the year ended December 31, 2014 and 2013 respectively

NOTE 6 – SHORT TERM LOAN RECEIVABLE

The Company retained a short term loan amount of $0 and $113,883 to a third party company at 6% interest per annum with no fixed payment terms as to December 31, 2014 and 2013 separately. Impairment loss recognized for the years ended December 31, 2014 and 2013 was $126,088 and $0 respectively. Interest income in conjunction with this short term loan for the year ended December 31, 2014 and 2013 was $0 and $3,008, respectively.

NOTE 7 –DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

As of the year-end date, the Company’s deposits, prepaid expenses and other receivables are summarized as follows:

	2014	2013
Prepaid expenses	103,606	108,779
Other receivables	98,689	70,665
Deposits paid	2,622	5,791
Total deposits, prepaid expenses and other receivables	$204,917	$185,235

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

As of the year-end dates, the Company’s property, plant and equipment are summarized as follows:

	2014	2013
At cost:
Computer	9,989	9,989
Less: Accumulated depreciation	9,989	9,989
Property, plant and equipment, net	$-	$-

Depreciation expense attributable to the property, plant and equipment of both continuing operations and discontinued operations for the years ended December 31, 2014 and 2013 was $0 and $0, respectively.

NOTE 9 – INTANGIBLE ASSET

As of the year-end date, the Company’s intangible asset is summarized as follows:

	2014	2013
At cost:
Movie and entertainment distribution agreements	200,000	-
Less: Accumulated amortization	(40,000)	-
Impairment loss	(160,000)	-
Intangible asset, net	$-	$-

On January 14, 2014, the Company purchased certain overseas movie and entertainment distribution agreements with a consideration of 20,000,000 shares of restricted common stock to a non affiliate individual. This contractual interest stated at par value of $0.01 and valued at $200,000. Impairment loss recognized for the years ended December 31, 2014 and 2013 was $160,000 and $0 respectively. Amortization expense attributable to the intangible asset of continuing operations for the years ended December 31, 2014 and 2013 was $40,000 and $0 respectively.

NOTE 10 – OTHER ASSET

The Company acquired a 4.5% entity interest of a restaurant that operated in Hong Kong by a non affiliate corporation with a cash consideration of $115,380 on September 25, 2013. This entity interest stated at cost and an impairment loss recognized for the years ended December 31, 2014 and 2013 was $115,380 and $0 respectively.

NOTE 11 – ASSET HOLD FOR DISPOSAL

On June 25, 2013, the Company cancelled 500,000 shares of the Company common stock from a non affiliate shareholder to reverse a licensing right granted. A gain of $15,000 was recorded for the years ended December 31, 2014.

NOTE 12 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the year-end date, the Company’s accrued expenses and other payables are summarized as follows:

	2014	2013
Customer deposits received	-	144,508
Accrued expenses	76,916	39,366
Total Accrued expenses and other payables	$76,916	$183,874

NOTE 13 – SHORT TERM BORROWINGS

The short-term borrowings are unsecured, interest free advances from two non affiliate individuals with no fixed repayment term. During the reporting period, this individual converted a portion of the short term borrowings of $94,386 into 1,089,737 shares of Company’s common stock.

NOTE 14 – UNEARNED REVENUE

As of December 31, 2014, the Company’s unearned revenue is summarized as follows:

	2014	2013
Receipt in advance for future artist performance	478,211	113,425
Presales of artist related merchandise	-	10,223
Total unearned revenue	$487,211	$123,648

No amortization expense attributable to the unearned revenue of continuing operations for the years ended December 31, 2014 and 2013 respectively.

NOTE 15 – CONVERTIBLE NOTES

On June 1, 2011, the Company issued a non-interest bearing convertible note in the amount of $256,400 ( “Note 1”) to a third party note holder (“Holder 1”),which matures on May 31, 2016. On September 30, 2011, the first installment of $128,200 was received. Note 1 bears a call back option exercisable by Holder 1 on the unused portion of Note 1 after 12 months from the date of Note 1. Note 1 can be converted into common stock of the Company by Holder 1 under certain conditions. During the year, a total of $0 was repaid by the Company. As of December 31, 2014, Note 1 did not qualify to be converted under those conditions and is therefore not dilutive.

On April 22, 2013, the Company issued another 12% convertible note in the amount of $50,000 (“Note 6”) to Holder 3. Note 6 matured on January 22, 2014 and was fully received on June 14, 2013. The outstanding principal balance plus any accrued interest under Note 6 is convertible into common stock of the Company after 180 days from the date of issued with a 40% discount over the convertible price upon the option of Holder 3. The conversion price is determined by the average prices of the 5 days prior to the Conversion Date. As of December 31, 2014, fair value adjustment on option amounted to $35,333 and unamortized debt discount amount to $0. Debt discount is being amortized using effective interest method over the life of Note 6. For the year ended December 31, 2014, the amortization of debt discount of $0 was charged to Statement of Operations. Accrued interest expense of Note 6 for the year ended December 31, 2014 was $0. As of December 31, 2014, Note 6 qualified to be converted 690,101 shares of common stock under the conditions of Note 6 and is therefore dilutive.

Total interest expenses in connection with all Convertible Notes for the year ended December 31, 2014 and 2013 amounted to $0 and 102,564 respectively.

The convertible notes as of the balance sheet date are summarized as follows:

	2014	2013
Noncurrent liabilities:
Non-interest bearing convertible note	$31,301	$31,301
Current liabilities:
12% convertible, net (including fair value adjustment on option $35,333, accrued interest expense $3,000)	-	11,018
12% convertible, net (including fair value adjustment on option $35,333, accrued interest expense $3,000)	88,333	88,333
	88,333	99,351
Total convertible note outstanding	$119,634	$130,652

NOTE 16 – EQUITY

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

On October 22, 2014 the Company converted $41,290 short term borrowings into 458,777 shares of common stock of the Company.

The calculation of weighted average number of shares for the year ended December 31, 2014 is illustrated as follows:

	2014
	Number of shares	Weighted average number of shares
Issued and outstanding as of January 1, 2014	5,619,926	5,619,926
Issuance of share on January 7, 2014 for reverse split executed	95	93
Issuance of share on January 12, 2014 for cash consideration of $397	39,721	38,524
Issuance of share on January 17, 2014 for pursuant to a sales and purchase agreement	20,000,000	19,123,288
Issuance of share on March 17, 2014 for cash consideration of $335	33,615	26,708
Forfeiture of shares on June 25, 2014 for disposal of asset	(500,000)	(260,274)
Issuance of share on July 7, 2014 for debt conversion	630,960	307,701
Issuance of share on August 8, 2014 for cash consideration of $15,000	150,000	60,000
Issuance of share on October 22, 2014 for debt conversion	458,777	89,242

At December 31, 2014	26,433,094	25,005,208

NOTE 17– INTEREST EXPENSES

Interest expenses for the year ended December 31 2014 and 2013 are summarized as follows:

	2014	2013
Amortization on discount of convertible note	$-	$31,898
Accrued interest on convertible note	559	70,666
Total	$559	$102,564

NOTE 18– CONTINGENCIES AND COMMITMENTS

As of December 31, 2014, the expected annual lease payments under operating leases are as follows:

For the year ending December 31,
2015	$97,164
2016	56,679
Total	$153,843

NOTE 19– NON-CONTROLLING INTEREST

An unrelated party holds 49% of two of the operating subsidiaries. The income associated with the non-controlling interest has been segregated as required.

NOTE 20–RELATED PARTY TRANSACTIONS

At December 31, 2014 the Company owed a related party $175,483. This loan are short-term in nature, payable on demand and do not carry an interest rate.

NOTE 21- GOING CONCERN

As of December 31, 2014 the Company has accumulated deficits of $10,140,513 a negative working capital of $340,821, and also recorded a net loss from the continuing operations of $747,872 for the year then ended.

As of December 31, 2014 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 22- SUBSEQUENT EVENTS

On March 23, 2015, the Company issued to a consultant 1,000,000 shares of our common stock in exchange for professional services rendered in 2014.

On March 25, 2015, the Company issued to another consultant 1,000,000 shares of our common stock in exchange for professional services rendered in 2014.