Form 10-Q
period 2015-03-31
GREAT CHINA MANIA HOLDINGS, INC.
filed 2015-05-14
CIK 1382112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54446

GREAT CHINA MANIA HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2318378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1902, 19/F., Kodak House II,
321 Java Road, Hong Kong	n/a
(Address of principal executive offices)	(Zip Code)

(852) 3543-1208

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of Common Stock, $0.01 par value, outstanding on May 14, 2015 was 28,433,094.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,060,234	$657,115
Accounts receivable	99,337	92,695
Prepaid expenses and other receivables	429,954	204,917
Total current assets	1,589,525	954,727
Property, plant and equipment	-	-
TOTAL ASSETS	$1,589,525	$954,727

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	551,576	448,149
Accrued expenses and other payables	578,564	76,916
Unearned revenue	435,415	478,211
Short-term borrowings	229,922	203,939
Convertible notes	88,333	88,333
Total current liabilities	1,883,810	1,295,548

LONG-TERM LIABILITIES
Convertible note	31,301	31,301
	31,301	31,301

TOTAL LIABILITIES	$1,915,111	$1,326,849

SHAREHOLDERS’ EQUITY
Common stock, par value $0.01; 375,000,000 shares authorized; 28,433,094 and 26,433,094 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	284,331	264,331
Additional paid in capital	9,521,345	9,501,345
Accumulated deficits	(10,123,549)	(10,140,513)
Accumulated other comprehensive loss	3,196	3,780
Total shareholders’ equity attributable to Great China Mania Holdings, Inc. and subsidiaries	(314,677)	(371,057)
Non controlling interests	(10,909)	(1,065)

TOTAL SHAREHOLDERS’ EQUITY	$(325,586)	$(372,122)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,589,525	$954,727

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2015	2014
CONTINUING OPERATIONS
REVENUES	$ 553,025	$ 287,810

COST OF SALES	330,535	161,482

GROSS PROFIT	222,490	126,328

EXPENSES
Sales & marketing expenses	28,394	11,011
General and administrative	190,662	204,552
TOTAL OPERATING EXPENSES	219,056	215,563

INCOME / (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	3,434	(89,235)

OTHER INCOME/(EXPENSE)
Other income	4,770	587
Other expenses	(1,084)	(11,337)
TOTAL OTHER EXPENSE	3,686	(10,750)

NET INCOME / LOSS BEFORE PROVISION FOR INCOME TAXES	7,120	(99,985)

PROVISION FOR INCOME TAXES	-	-

NET INCOME / (LOSS) FROM CONTINUING OPERATIONS	$ 7,120	$ (99,985)

NET INCOME / (LOSS) FOR THE PERIOD	$ 7,120	$ (99,985)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	9,844	-

NET INCOME / (LOSS) ATTRIBUTABLE TO GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES	$ 16,964	$ (99,985)

OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES
Loss on foreign exchange translation	(584)	-

TOTAL COMPREHENSIVE INCOME / (LOSS) FOR THE PERIOD	$ 16,380	$ (99,985)

BASIC INCOME / (LOSS) PER SHARE–	$ 0.00	$ (0.00)

DILUTED INCOME / (LOSS) PER SHARE	$ 0.00	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

BASIC	26,610,872	22,105,301

DILUTED	29,371,278	22,105,301

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC.AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities
Net income / (loss) from continuing operations	$ 7,120	$ (99,985)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Share based payment	40,000	-
Amortization of intangible asset	-	10,000
Impairment loss on other asset	-	10,000
Interest income receivable	-	(561)
Changes in operating assets and liabilities:
(Increase) / Decrease in accounts receivable	(6,642)	174,628
(Increase)/ Decrease in prepaid expenses and other receivables	(225,037)	10,252
Increase / (Decrease ) in accounts payable	103,427	(26,892)
(Decrease) / Increase in unearned revenue	(42,796)	290,073
Increase/(Decrease) in accrued expenses and other payables	501,648	(164,736)
Net cash (used in)/provided by operating activities	377,720	202,779

Cash flows from investing activities
Repayment of short-term loan receivable	-	76,471
Net cash used in investing activities	-	76,471

Cash flows from financing activities
Advance from short-term borrowings	25,983	-
Issue of shares capital	-	732
Net cash provided by/(used in) financing activities	25,983	732

Net increase /(decrease) in cash and cash equivalents	403,703	279,982

Effect of foreign exchange rate changes	(584)	-

Cash and cash equivalents at beginning of period	657,115	640,383

Cash and cash equivalents at end of period	$ 1,060,234	$ 920,365

Supplemental disclosure of cash flows information:

Non cash continuing financing activities:
Issuance of shares for acquisition of asset impaired	-	200,000
	$ -	$ 200,000

See accompanying notes to condensed consolidated financial statements.

GREAT CHINA MANIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Great China Mania Holdings, Inc. (“GMEC” or the “Company”) was incorporated in Florida on July 8, 1983 and adopted the current name on March 16, 2011. The Company incorporated a wholly owned subsidiary named Super China Global Limited (“SCGL”) in British Virgin Islands (BVI) on January 28, 2011 to hold all fellow subsidiaries. At the balance sheet date, the Company owns thirteen (13) subsidiaries through SCGL:

GME Holdings Limited (“GMEH”) was incorporated in Hong Kong on February 18, 2011 to operate an artist management and event management businesses in Hong Kong. The Company holds 100% equity interest of GMEH through SCGL.

GMEC Ventures Limited (“GMEV”) was incorporated in Hong Kong on June 1, 2011 to hold future investment. The Company holds 100% equity interest of GMEV through SCGL.

3A Pictures Limited (“3A”) was incorporated in Hong Kong on December 30, 2013 under the name of Number 5 Asia Management Limited to hold future investment. It adopted the current name on May 30, 2014. The Company holds 100% equity interest of 3A through SCGL.

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

GME London Limited (“GME London”) was incorporated in England and Wales on December 18, 2014 to operate the businesses of concert management in the United Kingdom and Asia Pacific region. The Company owns 51% equity interest of GME London through a BVI company named as Platinum China Enterprises Limited.

GME Casting Studio Limited (“GME Casting”) was incorporated in Hong Kong on 31 October, 2014 to operate the movie casting and talent management in Hong Kong and China excluding Beijing, Shanghai and Hangzhou. MY GME Sdn. Bhd. (“MY GME”) was incorporated in Malaysia on December 5, 2014 to operate the businesses of movie casting, model management, model scouting and event management in Malaysia, Singapore and Thailand. The Company owns 51% equity interest of both of GME Casting and MY GME through a BVI company named as Access Max International Limited.

iScout Models Limited (“iScout”) was incorporated in Hong Kong on November 20, 2014 to hold future investment of a wholly owned foreign enterprise (WOFE) subsidiary in Shanghai (temporarily named as Shanghai Junyue Limited, which is planned to be formed in the second quarter of 2015) to operate the artist’s social media management and modelling businesses in China. The Company owns 51% equity interest of iScout through Celestial.

GMECM Limited (“GMECM”) was incorporated on December 31, 2014 in Hong Kong to hold future investments of a WOFE subsidiary in China (temporarily named as Xingyao Limited, which is planned to be formed in the second quarter of 2015) to operate the movie and television program casting businesses in China. The Company owns 51% equity interest of GMECM through Celestial.

GME Paragon Limited (“GME Paragon”) was incorporated in Hong Kong on February 9, 2015 to operate the artist management in China. The Company owns 51% equity interest of GME Paragon through Celestial.

On September 2, 2014, the Company has entered into a definitive material agreement with Concept X Limited (“Concept X”) for the acquisition of 100% of the issued and outstanding shares of Concept X. On March 11, 2015, the Company filed a form 8-K/A to announce that it has approved the due diligence review on Concept X and the acquisition and the exchange of shares have not occurred yet.

On May 6, 2015, the Company and its wholly owned subsidiary GMEH executed a share exchange agreement with Direct Success Group Limited, an investment holding company focusing on artist management business ventures. (“DSGL”) Pursuant to the terms of the share exchange agreement, the Company acquired 20% equity interest of DSGL in exchange for DSGL acquiring 55% equity interest of GMEH from the Company. After the closing, the Company retained the equivalent of 56% equity interest of GMEH.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended March 31, 2015 and 2014 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong Dollar (HKD) for three months ended March 31, 2015 and 2014, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2015, the results of its operations and cash flows for the three months ended for March 31, 2015 and 2014.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for a full year period.

The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2014.

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

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the periods ended March 31, 2015 and 2014, respectively.

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

(e)

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (2-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives. Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at March 31,2015.

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

(f)

Prepaid expenses

Any expenses paid prior to the related services rendered will be recorded as prepaid expenses. Such prepaid expenses will be reconciled and determinable in earlier of 60 days after the services rendered or 2 years after the initial payment date.

(g)

Unearned revenue

Any revenue received prior to the service rendered will recorded as unearn revenue. Such advance will be reconciled and determinable in earlier of date of service service rendered or collectability of related revenue is reasonably assured.

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

Revenue recognition policies for each of the major products and services of continuing operations are illustrated as follows:

(i)

Revenue from provision of artist management, event management, and promotion for its clients is recognized when services are rendered. Revenues and expenses of major concerts are recorded when all receipts and expenses are reconciled and determinable which may be up to 60 days after the event.The sum of deposits received $492,632 related to a concert performance held prior to March 31, 2015 will be returned in the next quarter after management completes the reconciliation of receipts and expenses.

ii)	Revenue from artist-related merchandising is recognized when receipt is confirmed by clients according to the relating predetermined agreements.
(iii)	Revenue from intellectual property rights on CD, DVD and video products is recognized upon delivery of products to customers.

(i)

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended March 31, 2015 and 2014, there are a total of 2,760,406 and 0 shares of common stock included in the calculation of diluted weighted average number of shares outstanding respectively.

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

	March 31, 2015	December 31, 2014	March 31, 2014

Period end HKD : US$ exchange rate	0.1290	0.1290	0.1282
Average for the period HKD : US$ exchange rate	0.1290	0.1290	0.1282

This translation rates are referenced to the linked rate of HK$ and US$ guaranteed by Government of Hong Kong.

(m)

Recent accounting pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance upon March 31, 2015. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2015 through the date these financial statements were issued.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due from customers for the provision of services or sale of merchandise. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, allowances for doubtful accounts were established as deemed necessary. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables. An allowance of $46 and $0 was established for the 3 months ended March 31, 2015 and 2014 respectively.

NOTE 5 – DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

As of March 31, 2015, the Company’s deposits, prepaid expenses and other receivables are summarized as follows:

	March 31,2015	December 31, 2014

Prepaid expenses	329,417	103,606
Other receivables	97,915	98,689
Deposits paid	2,622	2,622
Total deposits, prepaid expenses and other receivables	$429,954	$204,917

The sum of prepaid expenses $274,420 was made for a concert performance held prior to March 31, 2015 will be recognized as cost of sales in next quarter.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2015, the Company’s property, plant and equipment are summarized as follows:

	March 31,2015	December 31, 2014
At cost:
Computer	9,989	9,989
Less: Accumulated depreciation	9,989	9,989
Property, plant and equipment, net	$-	$-

No depreciation expense attributable to the property, plant and equipment of both continuing operations and discontinued operations for the three months ended March 31, 2015 and 2014 respectively.

NOTE 7 –ACCRUED EXPENSES AND OTHER PAYABLES

As of March 31, 2015, the Company’s accrued expenses and other payables are summarized as follows:

	March 31,2015	December 31, 2014

Accrued expenses	21,026	76,916
Deposits received	557,538	-
Total accrued expenses and other payables	$578,564	$76,916

The sum of deposits received $492,632 related to a concert performance held prior to March 31, 2015 will be returned in the next quarter after offset the loss of the concert incurred, if any.

NOTE 8 – SHORT-TERM BORROWINGS

As of March 31, 2015, the Company’s short term borrowings are summarized as follows:

	March 31,2015	December 31, 2014
Advance from a non affiliate individual	59,526	59,526
Advance from a related party	170,396	144,413
Total short term borrowings	$229,922	$203,939

The short-term borrowings are unsecured, interest free advances  with no fixed repayment term

NOTE 9 – CONVERTIBLE NOTES

On June 1, 2011, the Company issued a non-interest bearing convertible note in the amount of $256,400 ( “Note 1”) to a third party note holder (“Holder 1”),which matures on May 31, 2016. On September 30, 2011, the first installment of $128,200 was received. Note 1 bears a call back option exercisable by Holder 1 on the unused portion of Note 1 after 12 months from the date of Note 1. Note 1 can be converted into common stock of the Company by Holder 1 under certain conditions. During the year, a total of $0 was repaid by the Company. As of March 31, 2014, Note 1 did not qualify to be converted under those conditions and is therefore not dilutive.

On April 22, 2013, the Company issued another 12% convertible note in the amount of $50,000 (“Note 6”) to Holder 3. Note 6 mature on January 22, 2014 and was fully received on June 14, 2013. The outstanding principal balance plus any accrued interest under Note 6 is convertible into common stock of the Company after 180 days from the date of issued with a 40% discount over the convertible price upon the option of Holder 3. The conversion price is determined by the average prices of the 5 days prior to the Conversion Date. As of March 31, 2015, fair value adjustment on option amounted to $35,333 and unamortized debt discount amount to $0. Debt discount is being amortized using effective interest method over the life of Note 6. For the three months ended March 31, 2015, the amortization of debt discount of $0 was charged to Statement of Operations. Accrued interest expense of Note 6 for the three months ended March 31, 2015 was $0. As of March 31, 2015, Note 6 qualified to be converted 2,760,406 shares of common stock under the conditions of Note 6 and is therefore dilutive.

Total interest expenses in connection with all Convertible Notes for the three months ended March 31, 2015 and 2014 amounted to $0 and $0 respectively.

The convertible notes as of the year-end dates are summarized as follows:

	March 31,2015	December 31, 2014
Noncurrent liabilities:
Non-interest bearing convertible note	$31,301	$31,301

Current liabilities:
12% convertible note 6, net (including fair value adjustment on option $ 35,333, accrued interest expense $3,000)	88,333	88,333
	88,333	88,333

Total convertible note outstanding	$119,634	$119,634

NOTE 10 – COMMON STOCK AND WEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

On March 23, 2015, the Company issued to a consultant 1,000,000 shares of common stock in exchange for professional services rendered in 2014. Based on the share price of $0.02 per share on the grant date, the fair value of these issued shares was $20,000.

On March 25, 2015, the Company issued to another consultant 1,000,000 shares of common stock in exchange for professional services rendered in 2014. Based on the share price of $0.02 per share on the grant date, the fair value of these issued shares was $20,000.

The calculation of common stock as at March 31, 2015 and weighted average number of shares for the three months ended March 31, 2015 is illustrated as follows:

	Number of shares	Weighted average number of shares

Issued and outstanding as of January 1, 2015	26,433,094	26,433,094
Share based payment made on March 23, 2015	1,000,000	100,000
Share based payment made on March 25, 2015	1,000,000	77,778

Issued and outstanding as of March 31, 2015	28,433,094	26,610,872

NOTE 11  – CONTINGENCIES AND COMMITMENTS

As of March 31, 2015, the expected annual lease payments under the Company continuing operating leases are as follows:

For the year ending December 31,
2015	72,873
2016	56,679
Total	129,552

NOTE 12– NON-CONTROLLING INTEREST

A related party holds 49% of two of the operating subsidiaries. The income associated with the non-controlling interest has been segregated as required.

NOTE 13–RELATED PARTY TRANSACTIONS

At March 31, 2015 the Company owed a related party $170,396. This loan are short-term in nature, payable on demand and do not carry an interest rate. This amount is reported in short-term borrowing.

NOTE 14- GOING CONCERN

As of March 31, 2015 the Company has accumulated deficits of $10,123,549, a negative working capital of $294,285, and also recorded a net income from the continuing operations of $7,120 for the three months then ended.

As of March 31, 2015 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 15- SUBSEQUENT EVENTS

On May 6, 2015, the Company and its wholly owned subsidiary GMEH executed a share exchange agreement with Direct Success Group Limited, an investment holding company focusing on artist management business ventures. (“DSGL”) Pursuant to the terms of the share exchange agreement, the Company acquired 20% equity interest of DSGL in exchange for DSGL acquiring 55% equity interest of GMEH from the Company. After the closing, the Company retained the equivalent of 56% equity interest of GMEH.

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

Revenue recognition policies for each of the major products and services of continuing operations are illustrated as follows:

(i)

Revenue from provision of artist management, event management, and promotion for its clients is recognized when services are rendered. Revenues and expenses of major concerts are recorded when all receipts and expenses are reconciled and determinable which may be up to 60 days after the event. The sum of deposits received $492,632 related to a concert performance held prior to March 31, 2015 will bereturned in the next quarter after management completes the reconciliation of receipts and expenses.

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

Results of Continuing Operations – Three Months Ended March 31, 2015 as Compared to Three Months Ended March 31, 2014.

The following table summarizes the results of our continuing operations during the three-month period ended March 31, 2015 and 2014, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended March 31, 2014 to the three-month period ended March 31, 2015.

	Three months ended March 31,		Increase (decrease)
	2015	2014		% Change
Revenue	$553,025	$287,810	$265,215	92.15%
Cost of sales	330,535	161,482	169,053	104.69%
Gross profit	222,490	126,328	96,162	76.12%
Sales & marketing	28,394	11,011	17,383	157.87%
General & administrative	190,662	204,552	(13,890)	(6.79%)
Loss from operations	3,434	(89,235)	92,669	103.85%
Other income (expense)	3,686	(10,750)	14,436	134.29%
Income tax expenses	-	-	-	N/A
Net loss from continuing operations	$7,120	$(99,985)	$107,105	(107.12%)

Revenues

Revenues increased by $265,215 to $553,025 for the three months ended March 31, 2015 as compared to $287,810 for the same period in 2014, representing a 92.15% increase. The increase in revenue was mainly due to the increase in revenue of promotion events hosted outside Hong Kong.

Cost of sales

Cost of sales increased by $169,053 to $330,535 for the three months ended March 31, 2015 as compared to $161,482 for the same period in 2014, representing a 104.69% increase. The increase were mainly due to the increase of artiste fee by $4,227, agency fee by $120,331 and other direct cost by $6,447.

Gross margin

Gross margin increased by $96,162 to $222,490 for the three months ended March 31 of 2015 as compared to $126,328 for the same period in 2014, representing a 76.12% increase. The increase was mainly due to 1.) the increase of overseas promotion events revenue by $287,810 offset the increase of artiste fee by $4,227, agency fee by $120,331 and other direct cost by $6,447.

Sales & marketing expenses

Sales & marketing expenses increased by $17,383 to $28,394 for the three months ended March 31 of 2015 as compared to $11,011 for 2014, representing a 157.87% increase. The decrease was mainly due to the increase of operation consultant fee by $10,780 and other sales & marketing expenses by $16,744 in aggregate offset the decrease of advertising expenses by $10,141.

General and administrative

The following table summarizes general and administrative expenses during the three-month period ended March 31, 2015 and 2014, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended March 31, 2014 to the three-month period ended March 31, 2015.

	Three months ended March 31,		Increase (decrease)	% Change
	2015	2014

Payroll cost	147,661	151,183	(3,522)	(2.33%)
Rental expenses	30,492	26,881	3,611	13.43%
Legal and professional fee	7,708	7,777	(69)	(0.89%)
Miscellaneous	4,801	18,711	(13,910)	(74.34%)
	190,662	204,552	(13,890)	(6.79%)

Payroll cost decreased by $3,522 to $147,661 for the three months ended March 31, 2015 as compared to $151,183 for the same period in 2014, representing an 2.33% decrease. The increase was mainly due to the saving of staff turn in 2014.

Rental expenses increased by $3,611 to $30,492 for the three months ended March 31, 2015 as compared to $25,625 for the same period in 2014, representing a 13.43% increase. The increase was mainly due to the renewal of rental agreement in Hong Kong office.

Legal and professional fee decreased by $69 to $7,708 for the three months ended March 31, 2015 as compared to $7,777 for the same period in 2014, representing a 0.89% increase. The Legal and professional fee remains stable for the three months ended March 31, 2015.

Miscellaneous expenses decreased by $13,910 to $4,801 for the three months ended March 31, 2015 as compared to $18,711 for the same period in 2014, representing a 74.34% decrease. The decrease was mainly due to the saving of amortization expenses by $10,000 and repair and maintence expenses by $ 5,115 offset the increase of the other general expenses by $1,225 in aggregate.

Net income/( loss) from operations

Net income from operations increased by $107,105 to a net income of $7,120 for the three months ended March 31, 2015 as compared to a loss of $99,985 for the same period in 2014.

Liquidity and Capital Resources

Cash

Our cash balance of continuing operations as of March 31, 2015 was $1,060,234, representing an increase of $403,119 as compared to $657,115 as of December 31, 2014. The change of $403,119 was mainly due to 1.) The sum of deposits received $492,632 related to a concert preformance held prior to March 31, 2015, 2.) the increase of cash in financing activities by 25,983 and 3.) the net cash generated from other operating activities by $159,508 in aggregate offset 1.) the prepaid expenses of $274,420 was made for a concert preformance held prior to March 31, 2015, and 2.) the loss on foreign exchange translation $584 for the 3 months ended March 31, 2015.

Cash flow

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2015 amounted to $377,720 compared to $202,779 in the same period of 2014. The change of $174.941 was mainly due to: 1.) an increase of $107,105 in net income, 2.) an increase of $796,703 in trade and other payable, and 3.) share based payment of $40,000 offset 4.) $10,000 in impairment loss of asset in 2014, 5.) $10,000 in,amortization expenses in 2014, 6.) a decrease of $32,869 in unearned revenue, and 7.) a decrease of $415,998 in trade and other receivable.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2015 amounted to $0 compared to $76,471 for the same period of 2014.The change of $76,471 was primarily due to the repayment of short-term loan receivable by $76,471 in 2014.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 amounted to $25,983 compared to net cash provided by financing activities of $732 in the same period of 2014. The change of $25,251 was primarily due to the advance of 25,983 offset the issue of 73,336 shares for the three months ended March 31, 2014.

Working capital

As of March 31, 2015 the Company has accumulated deficits of $10,123,549, a negative working capital of $294,285, and also recorded a net income from the continuing operations of $7,120 for the three months then ended.

As of March 31, 2015 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Inflation

Inflation does not have a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the three months ended March 31, 2015 were denominated in HKD and were converted into US dollars at the exchange rate of 7.75 to 1. There can be no assurance that HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of HKD relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, and our Principal Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in our internal control over financial reporting as of March 31, 2015:

1.

Insufficient accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of March 31, 2015.

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

ITEM 1A. RISK FACTORS

No material change since the filing of the 10-K on April 10, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2015, the Company issued to a consultant 1,000,000 shares of common stock in exchange for professional services rendered in 2014. Based on the share price of $0.02 per share on the grant date, the fair value of these issued shares was $20,000.

On March 25, 2015, the Company issued to another consultant 1,000,000 shares of common stock in exchange for professional services rendered in 2014. Based on the share price of $0.02 per share on the grant date, the fair value of these issued shares was $20,000.

Issuer Purchases of Equity Securities

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED].

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

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

Date: May 14, 2015

By:

/S/ Kwong Kwan Yin Roy

Kwong Kwan Yin Roy

Chief Financial Officer

Date: May 14, 2015