Form 10-Q
period 2015-06-30
GME INNOTAINMENT, INC.
filed 2015-08-14
CIK 1382112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54446

GME INNOTAINMENT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2318378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1902, 19/F., Kodak House II,
321 Java Road, Hong Kong	n/a
(Address of principal executive offices)	(Zip Code)

(852) 3543-1208

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer[ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ] No [X]

The number of shares of Common Stock, $0.01 par value, outstanding on August 14, 2015 was 28,433,094.

GME INNOTAINMENT, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GME INNOTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,576,412	$ 657,115
Accounts receivable	700,969	92,695
Prepaid expenses and other receivables	3,744,774	204,917
Total current assets	6,022,155	954,727
Property, plant and equipment	123,447	-
Goodwill	40,634	-
TOTAL ASSETS	$ 6,186,236	$ 954,727

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	5,615,389	448,149
Accrued expenses and other payables	246,900	136,442
Due to related parties	588,776	144,413
Unearned revenue	786,911	478,211
Convertible notes	119,634	88,333
Total current liabilities	7,357,610	1,295,548

LONG-TERM LIABILITIES
Convertible note	-	31,301
	-	31,301

TOTAL LIABILITIES	$ 7,357,610	$ 1,326,849

SHAREHOLDERS’ EQUITY
Common stock, par value $0.01; 375,000,000 shares authorized; 28,433,094 and 26,433,094 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	284,331	264,331
Additional paid in capital	9,521,345	9,501,345
Accumulated deficits	(10,105,324)	(10,140,513)
Accumulated other comprehensive loss	3,732	3,780
Total shareholders’ equity attributable to GME Innotainment, Inc. and subsidiaries	(295,916)	(371,057)
Non controlling interests	(875,458)	(1,065)

TOTAL SHAREHOLDERS’ EQUITY	$ (1,171,374)	$ (372,122)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 6,186,236	$ 954,727

See accompanying notes to condensed consolidated financial statements.

GME INNOTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

REVENUES	$ 3,692,290	$ 531,820	$ 4,245,315	$ 819,630

COST OF SALES	3,099,200	336,655	3,429,735	498,137

GROSS PROFIT	593,090	195,165	815,580	321,493

EXPENSES
Sales & marketing expenses	50,059	11,240	78,453	22,251
General and administrative	401,099	178,787	591,761	383,339
TOTAL OPERATING EXPENSES	451,158	190,027	670,214	405,590

OPERATING INCOME/(LOSS)	141,932	5,138	145,366	(84,097)

OTHER INCOME/(EXPENSE)
Other income	65,793	26,379	70,563	26,966
Interest expense	(59,355)	-	(59,355)	-
Other expenses	(2,559)	(900)	(3,643)	(12,237)
TOTAL OTHER INCOME	3,879	25,479	7,565	14,729

NET INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	145,811	30,617	152,931	(69,368)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME / (LOSS) FOR THE PERIOD	$ 145,811	$ 30,617	$ 152,931	$ (69,368)

NET (INCOME) / LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	$ (127,586)	$ -	$ (117,742)	$ -

NET INCOME / (LOSS) ATTRIBUTABLE TO GME Innotainment, INC. AND SUBSIDIARIES	$ 18,225	$ 30,617	$ 35,189	$ (69,368)

Gain / (Loss) on foreign exchange translation	$ 536	$ -	$ (48)	$ -

TOTAL COMPREHENSIVE INCOME / (LOSS) FOR THE PERIOD	$ 18,761	$ 30,617	$ 35,141	$ (69,368)

BASIC INCOME / LOSS PER SHARE	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

DILUTED INCOME / LOSS PER SHARE –	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,433,094	25,660,390	27,527,016	23,892,480

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	30,886,788	26,111,068	29,980,710	24,343,158

See accompanying notes to condensed consolidated financial statements.

GME INNOTAINMENT, INC.AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net income / (loss) from operations	$ 152,931	$ (69,368)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Share based payment	40,000	-
Amortization of intangible asset	-	20,000
Gain on asset held for disposal	-	(5,000)
Gain on conversion of debt notes into shares	-	(11,018)
Depreciation of property, plant and equipment	6,776	-
Changes in operating assets and liabilities:
(Increase) / Decrease in accounts receivable	(291,464)	162,354
Decrease/(Increase) in prepaid expenses and other receivables	60,768	(69,704)
Increase / (Decrease ) in accounts payable	449,582	(382,094)
Increase in unearned revenue	78,188	344,700
(Decrease) in accrued expenses and other payables	(375,367)	(163,518)
Net cash provided by/(used in) operating activities	121,414	(173,648)

Cash flows from investing activities
Cash acquired from a subsidiary	764,312	-
Net cash provided by investing activities	764,312	-

Cash flows from financing activities
Advance from a related party	33,619	-
Proceed from short term loan receivable	-	113,883
Issue of shares capital	-	732
Net cash provided by financing activities	33,619	114,615

Net increase /(decrease) in cash and cash equivalents	919,345	(59,033)

Effect of foreign exchange rate changes	(48)	-

Cash and cash equivalents at beginning of period	657,115	640,383

Cash and cash equivalents at end of period	$ 1,576,412	$ 581,350

Supplemental disclosure of cash flows information:
Interest paid	$ 59,355	$ -

Non cash financing activities:
Issuance of shares for acquisition of asset	-	200,000
Shares cancelled for disposal of asset	-	(500,000)
	$ -	$ (300,000)

See accompanying notes to condensed consolidated financial statements.

GME INNOTAINMENT, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

GME Innotainment, Inc. (“GMEV” or the “Company”) was incorporated in Florida on July 8, 1983 and adopted the current name on July 8, 2015. At the balance sheet date, the Company owns nineteen (19) subsidiaries.

The Company incorporated a wholly owned subsidiary named Super China Global Limited (“SCGL”) in British Virgin Islands (BVI) on January 28, 2011 to hold fellow subsidiaries.

GME Holdings Limited (“GMEH”) was incorporated in Hong Kong on February 18, 2011 to operate an artist management and event management businesses in Hong Kong. The Company holds 56% equity interest of GMEH through SCGL and GME China Entertainment Limited.

GMEC Ventures Limited (“GMET”) was incorporated in Hong Kong on June 1, 2011 to hold future investment. The Company holds 100% equity interest of GMET through SCGL.

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

iScout Models Limited (“iScout”) was incorporated in Hong Kong on November 20, 2014 to hold future investment of a wholly owned foreign enterprise (WOFE) subsidiary in Shanghai (temporarily named as Shanghai Junyue Limited, which is planned to be formed in the second half of 2015) to operate the artist’s social media management and modelling businesses in China. The Company owns 51% equity interest of iScout through Celestial.

GMECM Limited (“GMECM”) was incorporated on December 31, 2014 in Hong Kong to hold future investments of a WOFE subsidiary in China (temporarily named as Xingyao Limited, which is planned to be formed in the second half of 2015) to operate the movie and television program casting businesses in China. The Company owns 51% equity interest of GMECM through Celestial.

GME Paragon Limited (“GME Paragon”) was incorporated in Hong Kong on February 9, 2015 to operate the artist management in China. The Company owns 51% equity interest of GME Paragon through Celestial.

On May 6, 2015, the Company and its wholly owned subsidiary GMEH executed a share exchange agreement with GME China Entertainment Limited (“GME China”, formerly known as Direct Success Group Limited), an investment holding BVI company owning 100% of Markwin Investment Limited (“Markwin”). Pursuant to the terms of the share exchange agreement, the Company acquired 20% equity interest of GME China and control of Markwin in exchange for GME China acquiring 55% equity interest of GMEH from the Company. After the transction, the Company retains 56% equity interest and control of GMEH.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the six months ended June 30, 2015 and 2014 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong Dollar (HKD) for six months ended June 30, 2015 and 2014, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2015, the results of its operations and cash flows for the six months ended for June 30, 2015 and 2014.

The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results for a full year period.

The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2014.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Economic and political risk

The Company’s operations are mainly conducted in Hong Kong. Accordingly, the political, economic, and legal environments in the Hong Kong may influence the Company’s business, financial condition, and results of operations.

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

(b)

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintain principal bank accounts in Hong Kong.

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

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the periods ended June  30, 2015 and 2014, respectively.

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

(e)

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (2-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives. Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at June 30, 2015.

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

(g)

Unearned revenue

Any revenue received prior to the service rendered will recorded as unearn revenue. Such advance will be reconciled and determinable in earlier of date of service rendered or collectability of related revenue is reasonably assured.

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

Revenue recognition policies for each of the major products and services are illustrated as follows:

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

(i)

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended June 30, 2015 and 2014, there are a total of 2,453,694 and 450,678 shares of common stock included in the calculation of diluted weighted average number of shares outstanding respectively.

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

	June 30, 2015	December 31, 2014	June 30, 2014

Period end HKD : US$ exchange rate	0.1290	0.1290	0.1282
Average for the period HKD : US$ exchange rate	0.1290	0.1290	0.1282

(m)

Recent accounting pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance upon June 30, 2015. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2015 through the date these financial statements were issued.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due from customers for the provision of services or sale of merchandise. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, allowances for doubtful accounts were established as deemed necessary. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables. An allowance of $0 was established for the 6 months ended June 30, 2015 and 2014 respectively.

NOTE 5 – DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

As of June 30, 2015, the Company’s deposits, prepaid expenses and other receivables are summarized as follows:

	June 30, 2015	December 31, 2014

Prepaid expenses	3,636,422	103,606
Other receivables	103,164	98,689
Deposits paid	5,188	2,622
Total deposits, prepaid expenses and other receivables	$ 3,744,774	$ 204,917

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2015, the Company’s property, plant and equipment are summarized as follows:

	June 30, 2015	December 31, 2014
At cost:
Funiture and Equipment	11,032	9,989
Motor Vehicles	129,180	-
Total cost	140,212	9,989

Less: Accumulated depreciation
Furniture and Equipment	10,325	9,989
Motor Vehicles	6,440	-
Total Accumulated depreciation	16,765	9,989
Property, plant and equipment, net	$ 123,447	$ -

Depreciation expense attributable to the property, plant and equipment for the six months ended June 30, 2015 and 2014 were $6,776 and $0 respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

As of June 30, 2015, the Company’s accrued expenses and other payables are summarized as follows:

	June 30, 2015	December 31, 2014

Accrued expenses	184,881	76,916
Deposits received	2,493	-
Advance from a non affiliate individual	59,526	59,526
Total accrued expenses and other payables	$ 246,900	$ 136,442

NOTE 8 – CONVERTIBLE NOTES

On June 1, 2011, the Company issued a non-interest bearing convertible note in the amount of $256,400 ( “Note 1”) to a third party note holder (“Holder 1”), which matures on May 31, 2016. On September 30, 2011, the first installment of $128,200 was received. Note 1 bears a call back option exercisable by Holder 1 on the unused portion of Note 1 after 12 months from the date of Note 1. Note 1 can be converted into common stock of the Company by Holder 1 under certain conditions. During the year, a total of $0 was repaid by the Company. As of June 30, 2015, Note 1 did not qualify to be converted under those conditions and is therefore not dilutive.

On April 22, 2013, the Company issued another 12% convertible note in the amount of $50,000 (“Note 6”) to Holder 3. Note 6 mature on January 22, 2014 and was fully received on June 14, 2013. The outstanding principal balance plus any accrued interest under Note 6 is convertible into common stock of the Company after 180 days from the date of issued with a 40% discount over the convertible price upon the option of Holder 3. The conversion price is determined by the average prices of the 5 days prior to the Conversion Date. As of June 30, 2015, fair value adjustment on option amounted to $35,333 and unamortized debt discount amount to $0. Debt discount is being amortized using effective interest method over the life of Note 6. For the six months ended June 30, 2015, the amortization of debt discount of $0 was charged to Statement of Operations. Accrued interest expense of Note 6 for the six months ended June 30, 2015 was $0. As of June 30, 2015, Note 6 qualified to be converted 2,453,694 shares of common stock under the conditions of Note 6 and is therefore dilutive.

Total interest expenses in connection with all Convertible Notes for the six months ended June 30, 2015 and 2014 amounted to $0 and $0 respectively.

The convertible notes as of the year-end dates are summarized as follows:

	June 30, 2015	December 31, 2014
Noncurrent liabilities:
Non-interest bearing convertible note	$ -	$ 31,301

Current liabilities:
Non-interest bearing convertible note	$ 31,301	$ -
12% convertible note 6, net (including fair value adjustment on option $ 35,333, accrued interest expense $3,000)	$ 88,333	$ 88,333
	$ 119,634	$ 88,333
Total convertible note outstanding	$ 119,634	$ 119,634

NOTE 9 – SIGNIFICANT BUSINESS ACQUISITIONS

On May 6, 2015, we acquired control of Markwin Investment Limited (“Markwin”) by a share exchange agreement in which we have given up equity interest of 44% of our subsidiary GMEH. On the day of acquisition, the carrying amount of GMEH shares exchanged was approximately negative $165,919. Markwin’s financial results are included in our Consolidated Financial Statements beginning on the acquisition date.

Markwin’s assets acquired, liabilities assumed and residual goodwill at their respective acquisition dates are summarized as follows.

May 6, 2015

Property, plant & equipment	130,223
Other assets, including cash and equivalents	3,889,830
Asset acquired	4,020,053
Less:
Accounts payable, accruals and other liabilities	5,052,820
Liabilities assumed	5,052,820

Outside Interest	826,214

Net liabilities assumed	$ 206,553

The following table sets forth certain unaudited pro forma consolidated earnings data for 2015 and 2014, as if the acquisitions discussed previously were consummated on the same terms at the beginning of the year preceding their respective acquisition dates.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenues	$ 4,761,022	$ 2,084,259	$ 8,485,639	$ 3,490,891

Net earnings/(loss) attributable to GME Innotainment, Inc	59,504	25,606	(36,436)	(211,208)

Net earnings/(loss) per share attributable to GME Innotainment, Inc	0.00	0.00	(0.00)	(0.01)

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

The calculation of common stock as at June 30, 2015 and weighted average number of shares for the six months ended June 30, 2015 is illustrated as follows:

	Number of shares	Weighted average number of shares

Issued and outstanding as of January 1, 2015	26,433,094	26,433,094
Share based payment made on March 23, 2015	1,000,000	552,486
Share based payment made on March 25, 2015	1,000,000	541,436

Issued and outstanding as of June 30, 2015	28,433,094	27,527,016
Dilutive number of shares outstanding for Convertible note	2,453,694	2,453,694
Dilutive number of shares outstanding as of June 30, 2015	30,886,788	29,980,710

NOTE 11  – CONTINGENCIES AND COMMITMENTS

As of June 30, 2015, the expected annual lease payments under the Company continuing operating leases are as follows:

For the year ending December 31,
2015	58,648
2016	59,792
Total	118,440

NOTE 12– NON-CONTROLLING INTEREST

Related parties hold 49% of four of the operating subsidiaries and 80% of one of the operating subsidiary. The income associated with the non-controlling interest has been segregated as required.

NOTE 13–RELATED PARTY TRANSACTIONS

At June 30, 2015 the Company owed a related party $178,032. This loan is short-term in nature, payable on demand and do not carry an interest rate.

The Company owed another related party $410,744. This amount is short-term in nature and is payable on demand and carry a floating interest rate. For the six month ended 30 June 2015, the average interest rate was 2.25%.

NOTE 14- GOING CONCERN

As of June 30, 2015 the Company has accumulated deficits of $10,105,324, a negative working capital of $1,335,455, and also recorded a net income from operations of $35,189 for the six months then ended.

As of June 30, 2015 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Except as otherwise indicated by the context, references in this Form 10-K to “we”, “us”, “our”, “the Registrant”, “our Company” or “the Company” are to GME Innotainment, Inc., a Florida corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar”, “$” and “US$” are to United States dollars; (iv) “HKD” are to the Hong Kong Dollar; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

Revenue recognition policies for each of the major products and services are illustrated as follows:

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

Results of Operations – Three Months Ended June 30, 2015 as Compared to Three Months Ended June 30, 2014.

The following table summarizes the results of our operations during the three-month period ended June 30, 2015 and 2014, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended June 30, 2014 to the three-month period ended June 30, 2015.

	Three months ended June 30,
	2015	2014	Increase (decrease)	% Change
Revenue	$ 3,692,290	$ 531,820	$ 3,160,470	894.27%
Cost of sales	3,099,200	336,655	2,762,545	820.59%
Gross profit	593,090	195,165	397,925	203.89%
Sales & marketing	50,059	11,240	38,819	345.36%
General & administrative	401,099	178,787	222,312	124.34%
Operating income	141,932	5,138	136,794	2662.40%
Other income (expense)	3,879	25,479	(21,600)	(84.78%)
Income tax expenses	-	-	-	N/A
Net Income	$ 145,811	$ 30,617	$ 115,194	376.24%

Revenues

Revenues increased by $3,160,470 to $3,692,290 for the three months ended June 30, 2015 as compared to $531,820 for the same period in 2014, representing a 594.27% increase. The increase in revenue was mainly due to the acquisition of Markwin Investment Limited and its portfolio of Artiste talent.

Cost of sales

Cost of sales increased by $2,762,545 to $3,099,200 for the three months ended June 30, 2015 as compared to $336,655 for the same period in 2014, representing a 820.59% increase. The increase were mainly due to the increase of artiste fee by $1,784,435, agency fee by $83,964 and other direct cost by $894,146.

Gross margin

Gross margin increased by $397,925 to $593,090 for the three months ended June 30 of 2015 as compared to $195,165 for the same period in 2014, representing a 203.89% increase. The increase was mainly due to the expansion of the group by acquisition of Markwin Investment Limited’s portfolio.

Sales & marketing expenses

Sales & marketing expenses increased by $38,819 to $50,059 for the three months ended June 30 of 2015 as compared to $11,240 for 2014, representing a 345.36% increase. The increase was mainly due to the increase of job-related travelling by $16,752 and other sales & marketing expenses by $22,067.

General and administrative

The following table summarizes general and administrative expenses during the three-month period ended June 30, 2015 and 2014, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended June 30, 2014 to the three-month period ended June 30, 2015.

	Three months ended June 30,
	2015	2014	Increase (decrease)	% Change
Payroll cost	298,352	123,391	174,961	141.79%
Rental expenses	45,561	24,850	20,711	83.34%
Legand and professional fee	32,623	13,528	190,095	141.15%
Miscellaneous	24,563	17,018	7,545	44.34%
	401,099	178,787	222,312	124.34%

Payroll cost increased by $174,961 to $298,352 for the three months ended June 30, 2015 as compared to $123,391 for the same period in 2014, representing an 141.79% decrease. The increase was mainly due to the expansion of the group from acquisition and new ventures.

Rental expenses increased by $20,711 to $45,561 for the three months ended June 30, 2015 as compared to $24,850 for the same period in 2014, representing a 83.34% increase. The increase was mainly due to the renewal of rental agreement in Hong Kong office at a higher rental rate as well as new offices from expansion.

Legal and professional fee increased by $19,095 to $32,623 for the three months ended June 30, 2015 as compared to $13,528 for the same period in 2014, representing a 141.15% increase. The increase was mainly due to the additional professional and legal support required for the company’s expansion.

Miscellaneous expenses increased by $7,545 to $24,563 for the three months ended June 30, 2015 as compared to $17,018 for the same period in 2014, representing a 44.34% increase. The increase was mainly due to increase of repair and maintence expenses by $ 9,780, depreciation expense by $6,776 and other expenses by $989, offset by savings from amortization of $10,000.

Net income/( loss) from operations

Net income from operations increased by $115,194 to a net income of $145,811 for the three months ended June 30, 2015 as compared to of $30,617 for the same period in 2014.

Results of Operations – Six Months Ended June 30, 2015 as Compared to Six Months Ended June 30, 2014.

The following table summarizes the results of our operations during the six-month period ended June 30, 2015 and 2014, and provides information regarding the dollar and percentage increase / (decrease) from the six-month period ended June 30, 2014 to the six-month period ended June 30, 2015.

	Six months ended June 30,
	2015	2014	Increase (decrease)	% Change
Revenue	$ 4,245,315	$ 819,630	$ 3,425,685	417.96%
Cost of Sales	3,429,735	498,137	2,931,598	588.51%
Gross Profit	815,580	321,493	494,087	153.69%
Sales & marketing	78,453	22,251	56,202	252.58%
General & administrative	591,761	383,339	208,422	54.37%
Operating income	145,366	(84,097)	229,463	(272.86%)
Other income (expense)	7,565	14,729	(7,164)	(48.64%)
Income tax expenses	-	-	-	N/A
Net Income/ (loss)	$ 152,931	$ (69,368)	$ 222,299	(320.46%)

Revenues

Revenues increased by $3,425,685 to $4,245,315 for the six months ended June 30, 2015 as compared to $819,630 for the same period in 2014, representing a 417.96% increase. The increase in revenue was mainly due to the acquisition of Markwin Investment Limited and its portfolio of Artiste talent.

Cost of sales

Cost of sales increased by $2,931,598 to $3,429,735 for the six months ended June 30, 2015 as compared to $498,137 for the same period in 2014, representing a 588.51% increase. The increase were mainly due to the increase of artiste fee by $1,904,766, agency fee by $90,411 and other direct cost by $936,421.

Gross margin

Gross margin increased by $494,087 to $815,580 for the six months ended June 30 of 2015 as compared to $321,493 for the same period in 2014, representing a 153.69% increase. The increase was mainly due to the expansion of the group by acquisition of Markwin Investment Limited’s portfolio.

Sales & marketing expenses

Sales & marketing expenses increased by $56,202 to $78,453 for the six months ended June 30 of 2015 as compared to $22,251 for 2014, representing a 252.58% increase. The increase was mainly due to the increase of job-related travelling by $23,600 and other sales & marketing expenses by $32,602.

General and administrative

The following table summarizes general and administrative expenses during the six-month period ended June 30, 2015 and 2014, and provides information regarding the dollar and percentage increase / (decrease) from the six-month period ended June 30, 2014 to the six-month period ended June 30, 2015.

	Six months ended June 30,
	2015	2014	Increase (decrease)	% Change
Payroll cost	443,396	274,574	168,822	61.49%
Rental expenses	76,053	51,731	24,322	47.02%
Legal and proessional fee	40,331	21,305	19,026	89.30%
Miscellaneous	31,981	35,729	(3,748)	(10.49%)
	591,761	383,339	208,422	54.37%

Payroll cost increased by $168,822 to $443,396 for the six months ended June 30, 2015 as compared to $274,574 for the same period in 2014, representing an 61.49% decrease. The increase was mainly due to the expansion of the group from acquisition and new ventures.

Rental expenses increased by $24,322 to $76,053 for the six months ended June 30, 2015 as compared to $51,731 for the same period in 2014, representing a 47.02% increase. The increase was mainly due to the renewal of rental agreement in Hong Kong office at a higher rental rate as well as new offices from expansion of business.

Legal and professional fee increased by $19,026 to $40,331 for the six months ended June 30, 2015 as compared to $21,305 for the same period in 2014, representing a 89.30% increase. The increase was mainly due to the additional professional and legal support required for the company’s expansion.

Miscellaneous expenses decreased by $3,748 to $31,981 for the six months ended June 30, 2015 as compared to $35,729 for the same period in 2014, representing a 10.49% decrease. The decrease was mainly due to savings from amortization of $20,000, offset by increase in depreciation expense of $6,776, increase of repair and maintence expenses by $ 4,665 and increase in other expenses by $8,559.

Net income/( loss) from operations

Net income from operations increased by $222,299 to a net income of $152,931 for the six months ended June 30, 2015 as compared to loss of $69,368 for the same period in 2014.

Liquidity and Capital Resources

Cash

Our cash balance as of June 30, 2015 was $1,576,412, representing an increase of $919,297 as compared to $657,115 as of December 31, 2014. The change of $919,297 was mainly due to 1.) The $764,312 from acquisition of a subsidiary, 2.) the net cash generated from other operating activities by $121,414 the 6 months ended June 30, 2015.

Cash flow

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 amounted to $121,414 compared to net cash outflow of $173,648 in the same period of 2014. The increase of $295,062 was mainly due to: 1.) an increase of $222,299 in income from operations, offset by 2.) increase of $29,969 from changes  in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2015 amounted to $764,312 compared to $0 for the same period of 2014. The change was primarily due to acquired cash from a subsidiary.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 amounted to $33,619 compared to net cash provided by financing activities of $114,615 in the same period of 2014. The change of $80,996 was primarily due to decrease in proceeds from short term loan receivable of $113,883, offset by advance from a third party for $33,619.

Working capital

As of June 30, 2015 the Company has accumulated deficits of $10,105,324, a negative working capital of $1,335,455, and also recorded a net income from the operations of $35,189 for the six months then ended.

As of June 30, 2015 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Inflation

Inflation does not have a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the six months ended June 30, 2015 were denominated in HKD and were converted into US dollars at the exchange rate of 7.75 to 1. There can be no assurance that HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of HKD relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, and our Principal Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in our internal control over financial reporting as of June 30, 2015:

1.

Insufficient accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of June 30, 2015.

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

None.

Issuer Purchases of Equity Securities

None.

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

GME INNOTAINMENT, INC.

(Registrant)

By:

 /S/ Kwong Kwan Yin Roy

Kwong Kwan Yin Roy

Chief Executive Officer and Director

Date: August 14, 2015

By:

/S/ Kwong Kwan Yin Roy

Kwong Kwan Yin Roy

Chief Financial Officer

Date: August 14, 2015