Form 10-Q
period 2015-09-30
GME INNOTAINMENT, INC.
filed 2015-11-23
CIK 1382112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of Common Stock, $0.01 par value, outstanding on November 13, 2015 was 28,433,094.

GME INNOTAINMENT, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GME INNOTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,265,717	$ 657,115
Accounts receivable	370,968	92,695
Due from related parties	36,659	-
Prepaid expenses and other receivables	5,062,923	204,917
Total current assets	6,736,267	954,727
Property, plant and equipment	112,372	-
Goodwill	40,634	-
TOTAL ASSETS	$ 6,889,273	$ 954,727

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	1,302,145	448,149
Accrued expenses and other payables	179,784	136,442
Due to related parties	5,547,227	144,413
Unearned revenue	929,188	478,211
Short-term borrowings	-	-
Convertible notes	111,301	88,333
Total current liabilities	8,069,645	1,295,548

LONG-TERM LIABILITIES
Convertible note	-	31,301
	-	31,301

TOTAL LIABILITIES	$ 8,069,645	$ 1,326,849

SHAREHOLDERS’ EQUITY
Common stock, par value $0.01; 375,000,000 shares authorized; 28,433,094 and 26,433,094 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	284,331	264,331
Additional paid in capital	9,521,345	9,501,345
Accumulated deficits	(10,063,448)	(10,140,513)
Accumulated other comprehensive loss	3,641	3,780
Total shareholders’ equity attributable to GME Innotainment, Inc. and subsidiaries	(254,131)	(371,057)
Non controlling interests	(926,241)	(1,065)

TOTAL SHAREHOLDERS’ EQUITY	$ (1,180,372)	$ (372,122)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 6,889,273	$ 954,727

See accompanying notes to condensed consolidated financial statements.

GME INNOTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

REVENUES	$ 1,948,278	$ 571,270	$ 6,193,593	$ 1,390,900

COST OF SALES	1,551,391	400,988	4,981,126	899,125

GROSS PROFIT	396,887	170,282	1,212,467	491,775

EXPENSES
Sales & marketing expenses	88,172	10,748	166,625	32,999
General and administrative	550,743	182,549	1,142,504	565,888
TOTAL OPERATING EXPENSES	638,915	193,297	1,309,129	598,887

OPERATING LOSS	(242,028)	(23,015)	(96,662)	(107,112)

OTHER INCOME/(EXPENSE)
Other income	266,583	19,192	337,146	31,158
Interest expense	(20,032)	-	(79,387)	-
Other expenses	(13,430)	(2,131)	(17,073)	(14,368)
TOTAL OTHER INCOME/(EXPENSE)	233,121	17,061	240,686	16,790

NET INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	(8,907)	(5,954)	144,024	(90,322)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME / (LOSS) FOR THE PERIOD	$ (8,907)	$ (5,954)	$ 144,024	$ (90,322)

NET INCOME/ (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	$ (50,783)	$ -	$ 66,959	$ -

NET INCOME / (LOSS) ATTRIBUTABLE TO GME Innotainment, INC. AND SUBSIDIARIES	$ 41,876	$ (5,954)	$ 77,065	$ (90,322)

Gain / (Loss) on foreign exchange translation	$ (91)	$ -	$ (139)	$ -

TOTAL COMPREHENSIVE INCOME / (LOSS) FOR THE PERIOD	$ 41,785	$ (5,954)	$ 76,926	$ (90,322)

BASIC INCOME / LOSS PER SHARE	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)

DILUTED INCOME / LOSS PER SHARE –	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,433,094	25,878,660	27,832,362	24,559,306

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	32,069,458	25,878,660	31,486,726	24,559,306

See accompanying notes to condensed consolidated financial statements.

GME INNOTAINMENT, INC.AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net income / (loss) from operations	$144,024	$(90,322)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Share based payment	40,000	-
Fair value gain on convertible loan	(3,333)	-
Amortization of intangible asset	-	30,000
Gain on asset held for disposal	-	(5,000)
Gain on conversion of debt notes into shares	-	(11,018)
Depreciation of property, plant and equipment	17,851
Changes in operating assets and liabilities:
(Increase) / Decrease in accounts receivable	38,537	28,402
Decrease/(Increase) in prepaid expenses and other receivables	(18,671)	(150,503)
Increase / (Decrease ) in accounts payable	(302,372)	(331,035)
Increase in unearned revenue	220,465	373,117
(Decrease) in accrued expenses and other payables	(889,886)	(181,359)
Net cash used in operating activities	(753,385)	(337,718)

Cash flows from investing activities
Redemption of convertible bond	(5,000)	-
Cash acquired from a subsidiary	764,312	-
Net cash provided by investing activities	759,312	-

Cash flows from financing activities
Advance from third parties	602,814	-
Proceed from short term loan receivable	-	114,463
Advance to short-term loan receivable	-	(312)
Issue of shares capital	-	15,732
Net cash provided by financing activities	602,814	129,883

Net increase /(decrease) in cash and cash equivalents	608,741	(207,835)

Effect of foreign exchange rate changes	(139)	-

Cash and cash equivalents at beginning of period	657,115	640,383

Cash and cash equivalents at end of period	$ 1,265,717	$ 432,548

Supplemental disclosure of cash flows information:
Cash paid for interest	$ 59,355	$ -

Non cash financing activities:
Conversion of debt to shares	-	63,096
Issuance of shares for acquisition of asset	-	200,000
Shares cancelled for disposal of asset	-	(500,000)
	$ -	$ (230,904)

See accompanying notes to condensed consolidated financial statements.

GME INNOTAINMENT, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2015

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

GME Innotainment, Inc. (“GMEV” or the “Company”) was incorporated in Florida on July 8, 1983 and adopted the current name on July 8, 2015. At the balance sheet date, the Company owns twenty one (21) subsidiaries.

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

Infinite Concept International Coporation (“ICI”) was incorporated in BVI on July 21, 2015 to hold fellow subsidiaries. The Company holds 100% equity interest of ICI through SCGL.

Red GME Digital Entertainment Limited (“Red GME”) was incorporated in Hong Kong on September 11, 2015 to operate digital entertainment business. The Company owns 60% equity interest of Red GME through ICI.

On May 6, 2015, the Company and its wholly owned subsidiary GMEH executed a share exchange agreement with GME China Entertainment Limited (“GME China”, formerly known as Direct Success Group Limited), an investment holding BVI company owning 100% of Markwin Investment Limited (“Markwin”). Pursuant to the terms of the share exchange agreement, the Company acquired 20% equity interest of GME China and control of Markwin in exchange for GME China acquiring 55% equity interest of GMEH from the Company. After the transaction, the Company retains 56% equity interest and control of GMEH.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the nine months ended September 30, 2015 and 2014 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong Dollar (HKD) for nine months ended September 30, 2015 and 2014, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2015, the results of its operations and cash flows for the nine months ended for September 30, 2015 and 2014.

The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results for a full year period.

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

In accordance with the relevant tax laws and regulations of Hong Kong, the applicable corporation income tax rate was 16.5% on assessable profits, if any, for the periods ended September 30, 2015 and 2014, respectively.

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

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented, due to the short maturities of these instruments and the fact that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profiles at respective year ends. The value of the convertible option at carrying amount of $32,000 and $35,332 as at September 30, 2015 and December 31, 2015 were measured based on fair value of shares required to be issued to settle the liability according to the terms of the note.

(e)

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (2-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives. Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at September 30, 2015.

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

(i)

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended September 30, 2015 and 2014, there are a total of 4,015,136 and 469,856 shares of common stock included in the calculation of diluted weighted average number of shares outstanding respectively.

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

	September 30, 2015	December 31, 2014	September 30, 2014

Period end HKD : US$ exchange rate	0.1290	0.1290	0.1282
Average for the period HKD : US$ exchange rate	0.1290	0.1290	0.1282

(m)

Recent accounting pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance upon September 30, 2015. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2015 through the date these financial statements were issued.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due from customers for the provision of services or sale of merchandise. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, allowances for doubtful accounts were established as deemed necessary. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables. An allowance of $0 was established for September 30, 2015 and December 31, 2014 respectively

NOTE 5 – DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

As of September 30, 2015, the Company’s deposits, prepaid expenses and other receivables are summarized as follows:

	September 30, 2015	December 31, 2014

Prepaid expenses	5,045,739	103,606
Other receivables	12,239	98,689
Deposits paid	4,945	2,622
Total deposits, prepaid expenses and other receivables	$5,062,923	$204,917

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2015, the Company’s property, plant and equipment are summarized as follows:

	September 30, 2015	December 31, 2014
At cost:
Furniture and Equipment	4,243	9,989
Motor Vehicles	215,054	-
Total cost	219,297	9,989

Less: Accumulated depreciation
Furniture and Equipment	3,858	9,989
Motor Vehicles	103,067	-
Total Accumulated depreciation	106,925	9,989
Property, plant and equipment, net	$ 112,372	$ -

Depreciation expense attributable to the property, plant and equipment for the nine months ended September 30, 2015 and 2014 were $17,851 and $0 respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

As of September 30, 2015, the Company’s accrued expenses and other payables are summarized as follows:

	September 30, 2015	December 31, 2014

Accrued expenses	116,204	76,916
Deposits received	4,054	-
Advance from a non affiliate individual	59,526	59,526
Total accrued expenses and other payables	$ 179,784	$ 136,442

NOTE 8 – CONVERTIBLE NOTES

On June 1, 2011, the Company issued a non-interest bearing convertible note in the amount of $256,400 ( “Note 1”) to a third party note holder (“Holder 1”), which matures on May 31, 2016. On September 30, 2011, the first installment of $128,200 was received. Note 1 bears a call back option exercisable by Holder 1 on the unused portion of Note 1 after 12 months from the date of Note 1. Note 1 can be converted into common stock of the Company by Holder 1 under certain conditions. During the year, a total of $0 was repaid by the Company. As of September 30, 2015, Note 1 did not qualify to be converted under those conditions and is therefore not dilutive.

On April 22, 2013, the Company issued another 12% convertible note in the amount of $50,000 (“Note 6”) to Holder 3. Note 6 mature on January 22, 2014 and was fully received on June 14, 2013. The outstanding principal balance plus any accrued interest under Note 6 is convertible into common stock of the Company after 180 days from the date of issued with a 40% discount over the convertible price upon the option of Holder 3. The conversion price is determined by the average prices of the 5 days prior to the Conversion Date. As of September 30, 2015, fair value adjustment on option amounted to $3,332 and unamortized debt discount amount to $0. Debt discount is being amortized using effective interest method over the life of Note 6. For the nine months ended September 30, 2015, the amortization of debt discount of $0 was charged to Statement of Operations. Accrued interest expense of Note 6 for the nine months ended September 30, 2015 was $0. As of September 30, 2015, Note 6 qualified to be converted 2,453,694 shares of common stock under the conditions of Note 6 and is therefore dilutive.

Total interest expenses in connection with all Convertible Notes for the nine months ended September 30, 2015 and 2014 amounted to $0 and $0 respectively.

The convertible notes as of the year-end dates are summarized as follows:

	September 30, 2015	December 31, 2014
Noncurrent liabilities:
Non-interest bearing convertible note	$ -	$ 31,301

Current liabilities:
Non-interest bearing convertible note	$ -	$ -
12% convertible note 6, net (including fair value adjustment on option $30,000)	111,301	88,333
	111,301	88,333
Total convertible note outstanding	$ 111,301	$ 119,634

NOTE 9 –BUSINESS ACQUISITIONS

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues	$ 1,948,278	$ 2,837,552	$ 10,433,917	$ 6,328,443

Net earnings/(loss) attributable to GME Innotainment, Inc	41,876	(31,236)	(80,185)	(278,250)

Net earnings/(loss) per share attributable to GME Innotainment, Inc	0.00	(0.00)	(0.00)	(0.01)

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

The calculation of common stock as at September 30, 2015 and weighted average number of shares for the nine months ended September 30, 2015 is illustrated as follows:

	Number of shares	Weighted average number of shares

Issued and outstanding as of January 1, 2015	26,433,094	26,433,094
Share based payment made on March 23, 2015	1,000,000	703,297
Share based payment made on March 25, 2015	1,000,000	695,971

Issued and outstanding as of September 30, 2015	28,433,094	27,832,362
Dilutive number of shares outstanding for Convertible note	3,636,164	3,636,164
Dilutive number of shares outstanding as of September 30, 2015	32,069,458	31,468,726

NOTE 11 – CONTINGENCIES AND COMMITMENTS

As of September 30, 2015, the expected annual lease payments under the Company continuing operating leases are as follows:

For the year ending December 31,
2015	29,324
2016	59,792
Total	89,116

NOTE 12 – NON-CONTROLLING INTEREST

Related parties hold 40% of one of the operating subsidiaries, 49% of four of the operating subsidiaries and 80% of one of the operating subsidiary. The income associated with the non-controlling interest has been segregated as required.

NOTE 13 – RELATED PARTY TRANSACTIONS

At September 30, 2015 the Company owed a related party $179,306. This loan is short-term in nature, payable on demand and do not carry an interest rate.

The Company owed another related party $5,367,921. This amount is short-term in nature and is payable on demand and carry a floating interest rate. For the nine month ended 30 September 2015, the average interest rate was 2.25%.

NOTE 14 – DISGORGEMENT FUNDS RECEIVED

On September 2, 2015, we received $200,000 from a stockholder in settlement of a claim under Section 16(b) of the United States Securities Exchange Act of 1934. We recognized the amount when realized in other, net on our Consolidated Statements of Operations.

NOTE 15 – GOING CONCERN

As of September 30, 2015 the Company has accumulated deficits of $10,063,448, a negative working capital of $1,333,378.

As of September 30, 2015 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Results of Operations – Three Months Ended September 30, 2015 as Compared to Three Months Ended September 30, 2014.

The following table summarizes the results of our operations during the three-month period ended September 30, 2015 and 2014, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended September 30, 2014 to the three-month period ended September 30, 2015.

	Three months ended September 30,		Increase (decrease)
	2015	2014		% Change
Revenue	$1,948,278	$571,270	$1,377,008	241%
Cost of sales	1,551,391	400,988	1,150,403	287%
Gross profit	396,887	170,282	226,605	133%
Sales & marketing	88,172	10,748	77,424	720%
General & administrative	550,743	182,549	368,194	202%
Operating income/(loss)	(242,028)	(23,015)	(219,013)	952%
Other income (expense)	233,121	17,061	216,060	1266%
Income tax expenses	-	-	-	N/A
Net loss	$(8,907)	$(5,954)	$(2,953)	50%

Revenues

Revenues increased by $1,377,008 to $1,948,278 for the three months ended September 30, 2015 as compared to $571,270 for the same period in 2014, representing a 241% increase. The increase in revenue was mainly due to the acquisition of Markwin Investment Limited and its portfolio of Artiste talent.

Cost of sales

Cost of sales increased by $1,150,403 to $1,551,391 for the three months ended September 30, 2015 as compared to $400,988 for the same period in 2014, representing a 287% increase. The increase were mainly due to the increase of artiste fee by $1,022,504, agency fee by $10,027 and other direct cost by 117,872.

Gross margin

Gross margin increased by $226,605 to $396,887 for the three months ended September 30 of 2015 as compared to $170,282 for the same period in 2014, representing a 133% increase. The increase was mainly due to the expansion of the group by acquisition of Markwin Investment Limited’s portfolio.

Sales & marketing expenses

Sales & marketing expenses increased by $77,424 to $88,172 for the three months ended September 30 of 2015 as compared to $10,748 for 2014, representing a 720% increase. The increase was mainly due to the increase of job-related travelling by $11,110 and other sales & marketing expenses by $66,324.

General and administrative

The following table summarizes general and administrative expenses during the three-month period ended September 30, 2015 and 2014, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended September 30, 2014 to the three-month period ended September 30, 2015.

	Three months ended September 30,		Increase (decrease)	% Change
	2015	2014

Payroll cost	400,227	109,364	290,863	266%
Rental expenses	28,656	27,698	958	3%
Legal and professional fee	82,007	31,284	50,723	162%
Miscellaneous	39,853	14,203	25,650	181%
	550,743	182,549	368,194	202%

Payroll cost increased by $290,863 to $400,227 for the three months ended September 30, 2015 as compared to $109,364 for the same period in 2014, representing a 266% decrease. The increase was mainly due to the expansion of the group from acquisition and new ventures.

Rental expenses increased by $958 to $28,656 for the three months ended September 30, 2015 as compared to $27,698 for the same period in 2014, representing a 3% increase. The increase was mainly due to the renewal of rental agreement in Hong Kong office at a higher rental rate as well as new offices from expansion.

Legal and professional fee increased by $50,723 to $82,007 for the three months ended September 30, 2015 as compared to $31,284 for the same period in 2014, representing a 162% increase. The increase was mainly due to the additional professional and legal support required for the company’s expansion.

Miscellaneous expenses increased by $25,650 to $39,853 for the three months ended September 30, 2015 as compared to $14,203 for the same period in 2014, representing a 181% increase. The increase was mainly due to increase of printing and stationery by $5,029, water and electricity expenses by $4,626 and depreciation expense by $11,705 and other expenses by $14,290, offset by savings from amortization of $10,000.

Other income (expense)

Other income (expense) increased by $216,060 to $233,121 for the three months ended September 30, 2015 as compared to $17,061 for the same period in 2014. This is mainly due to a disgorgement of profits of $200,000 from a stockholder to us in settlement of a claim under Section 16(b) of the Exchange Act during the current quarter.

Net income/( loss) from operations

Net loss from operations increased by $2,953 to a net loss of $8,906 for the three months ended September 30, 2015 as compared to net loss of $5,954 for the same period in 2014.

Results of Operations – Nine Months Ended September 30, 2015 as Compared to Nine Months Ended September 30, 2014.

The following table summarizes the results of our operations during the nine-month period ended September 30, 2015 and 2014, and provides information regarding the dollar and percentage increase / (decrease) from the nine-month period ended September 30, 2014 to the nine-month period ended September 30, 2015.

	Nine months ended September 30,		Increase (decrease)
	2015	2014		% Change
Revenue	$6,193,593	$1,390,900	$4,802,693	345%
Cost of sales	4,981,126	899,125	4,082,001	454%
Gross profit	1,212,467	491,775	720,692	147%
Sales & marketing	166,625	32,999	133,626	405%
General & administrative	1,142,504	565,888	576,616	102%
Operating income/(loss)	(96,662)	(107,112)	10,450	(10%)
Other income (expense)	240,686	16,790	223,896	1334%
Income tax expenses	-	-	-	N/A
Net Income / (loss)	$144,024	$(90,322)	$234,346	(259%)

Revenues

Revenues increased by $4,802,693 to $6,193,593 for the nine months ended September 30, 2015 as compared to $1,390,900 for the same period in 2014, representing a 345% increase. The increase in revenue was mainly due to the acquisition of Markwin Investment Limited and its portfolio of Artiste talent.

Cost of sales

Cost of sales increased by $4,082,001 to $4,981,126 for the nine months ended September 30, 2015 as compared to $899,125 for the same period in 2014, representing a 454% increase. The increase were mainly due to the increase of artiste fee by $2,927,270 and other direct cost by $1,154,731.

Gross margin

Gross margin increased by $720,692 to $1,212,467 for the nine months ended September 30 of 2015 as compared to $491,775 for the same period in 2014, representing a 147% increase. The increase was mainly due to the expansion of the group by acquisition of Markwin Investment Limited’s portfolio.

Sales & marketing expenses

Sales & marketing expenses increased by $133,626 to $166,625 for the nine months ended September 30 of 2015 as compared to $32,999 for 2014, representing a 405% increase. The increase was mainly due to the increase of job-related travelling by $34,700 and other sales & marketing expenses by $98,926.

General and administrative

The following table summarizes general and administrative expenses during the nine-month period ended September 30, 2015 and 2014, and provides information regarding the dollar and percentage increase/ (decrease) from the nine-month period ended September 30, 2014 to the nine-month period ended September 30, 2015.

	Nine months ended September 30,		Increase (decrease)	% Change
	2015	2014

Payroll cost	843,623	383,938	459,685	120%
Rental expenses	104,709	79,429	25,280	32%
Legal and professional fee	122,338	52,589	69,749	133%
Miscellaneous	71,834	49,932	21,902	44%
	1,142,504	565,888	576,616	102%

Payroll cost increased by $459,685 to $843,623 for the nine months ended September 30, 2015 as compared to $383,938 for the same period in 2014, representing an 120% decrease. The increase was mainly due to the expansion of the group from acquisition and new ventures.

Rental expenses increased by $25,280 to $104,709 for the nine months ended September 30, 2015 as compared to $79,429 for the same period in 2014, representing a 32% increase. The increase was mainly due to the renewal of rental agreement in Hong Kong office at a higher rental rate as well as new offices from expansion of business.

Legal and professional fee increased by $69,749 to $122,338 for the nine months ended September 30, 2015 as compared to $52,589 for the same period in 2014, representing a 133% increase. The increase was mainly due to the additional professional and legal support required for the company’s expansion.

Miscellaneous expenses increased by $21,902 to $71,834 for the nine months ended September 30, 2015 as compared to $49,932 for the same period in 2014, representing a 44% increase. The increase was mainly due to savings from amortization of $30,000, offset by increase in depreciation expense of $17,851, Repair and maintenance expenses by $7,813 and other expenses by $26,238.

Other income (expense)

Other income (expense) increased by $223,896 to $240,686 for the nine months ended September 30, 2015 as compared to $16,790 for the same period in 2014. This is mainly due to a disgorgement of profits of $200,000 from a stockholder to us in settlement of a claim under Section 16(b) of the Exchange Act during the current quarter.

Net income/( loss) from operations

Net income from operations increased by $234,346 to a net income of $144,024 for the nine months ended September 30, 2015 as compared to a net loss of $90,332 for the same period in 2014.

Liquidity and Capital Resources

Cash

Our cash balance as of September 30, 2015 was $1,265,717, representing an increase of $608,602 as compared to $657,115 as of December 31, 2014. The change of $608,602 was mainly due to 1.) The $764,312 from acquisition of a subsidiary, 2.) the net cash used in other operating activities by $753,385 and 3.) advance from third parties of $602,814 in the nine months ended September 30, 2015.

Cash flow

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 amounted to $753,385 compared to net cash outflow of $337,718 in the same period of 2014. The increase of $415,667 was mainly due to  further decrease of $708,527 in accrued expenses and other payables.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2015 amounted to $759.312 compared to $0 for the same period of 2014. The change was primarily due to acquired cash from a subsidiary.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 amounted to $602,814 compared to net cash provided by financing activities of $129,883 in the same period of 2014. The change of $472,931 was primarily due to advance from a third party for $602,814.

Working capital

As of September 30, 2015 the Company has accumulated deficits of $10,063,448, a negative working capital of $1,333,378.

As of September 30, 2015 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Inflation

Inflation does not have a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the nine months ended September 30, 2015 were denominated in HKD and were converted into US dollars at the exchange rate of 7.75 to 1. There can be no assurance that HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of HKD relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, and our Principal Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in our internal control over financial reporting as of September 30, 2015:

1.

Insufficient accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of September 30, 2015.

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

Date: November 23, 2015

By:

/S/ Kwong Kwan Yin Roy

Kwong Kwan Yin Roy

Chief Financial Officer

Date: November 23, 2015